Form 10-Q
period 1996-03-31
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1996-05-14
CIK 847560

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               -------------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                               ______________________


For Quarter Ended March 31, 1996                    Commission File No. 0-19135


               American Income Partners V-D Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



Massachusetts                                                 04-3090151
- ------------------------                                    --------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

98 North Washington Street, Boston, MA                       02114
- ----------------------------------------------------        -------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                  -----------------------------

- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    No
   ---    ---

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX



                                                              Page
                                                            --------

PART I.  FINANCIAL INFORMATION:

   Item 1. Financial Statements

       Statement of Financial Position
           at March 31, 1996 and December 31, 1995                      3

       Statement of Operations
           for the three months ended March 31, 1996 and 1995           4

       Statement of Cash Flows
           for the three months ended March 31, 1996 and 1995           5

       Notes to the Financial Statements                              6-8


    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9-12


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                        13


                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                     March 31, 1996 and December 31, 1995

                                  (Unaudited)



                                           March 31,   December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------

Cash and cash equivalents                  $1,336,898    $1,108,982
Contractual right for equipment                 8,750            --
Rents receivable                               52,433        49,874
Accounts receivable - affiliate               124,537       130,677
Equipment at cost, net of accumulated
 depreciation of $9,723,297
 and $9,947,876 at  March 31, 1996
 and December 31, 1995, respectively        2,573,882     2,842,904
                                           ----------    ----------


       Total assets                        $4,096,500    $4,132,437
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                                      --    $   86,802
Accrued interest                                   --         2,029
Accrued liabilities                        $   20,747        20,000
Accrued liabilities - affiliate                26,618        11,673
Other liabilities                               1,963            --
Deferred rental income                        270,820       203,248
Cash distributions payable to partners        189,563       252,751
                                           ----------    ----------
       Total liabilities                      509,711       576,503
                                           ----------    ----------
Partners' capital (deficit):
   General Partner                           (352,713)     (354,256)
        Limited Partnership Interests
        (480,227 Units; initial purchase
          price of $25 each)                3,939,502     3,910,190
                                           ----------    ----------
   Total partners' capital                  3,586,789     3,555,934
                                           ----------    ----------
   Total liabilities and partners'
    capital                                $4,096,500    $4,132,437
                                           ==========    ==========



                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)





                                            1996       1995
                                          ---------  ---------
Income:

   Lease revenue                           $458,885   $554,858
   Interest income                           15,713     10,519
   Gain on sale of equipment                 31,659      5,065
                                           --------   --------
          Total income                      506,257    570,442
                                           --------   --------

Expenses:
   Depreciation and amortization            239,647    416,367
   Interest expense                              --     25,301
   Equipment management fees -
    affiliate                                26,603     22,487
   Operating expenses - affiliate            19,589     36,726
                                           --------   --------
          Total expenses                    285,839    500,881
                                           --------   --------

Net income                                 $220,418   $ 69,561
                                           ========   ========

Net income
    per limited partnership unit           $   0.44   $   0.14
                                           ========   ========
Cash distribution declared
   per limited partnership unit            $   0.37   $   0.50
                                           ========   ========


                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)



                                              1996         1995
                                          ------------  ----------

Cash flows from (used in) operating
 activities:                               $  220,418   $  69,561
Net income
Adjustments to reconcile net income
   to net cash from operating
   activities:
       Depreciation and amortization          239,647     416,367
        Gain on sale of equipment             (31,659)     (5,065)

Changes in assets and liabilities
   Decrease (increase) in:
      rents receivable                         (2,559)    (18,559)
      accounts receivable - affiliate           6,140      27,704
        Increase (decrease) in:
            accrued interest                   (2,029)     (3,240)
            accrued liabilities                   747      (5,500)
            accrued liabilities - affiliate    14,945     (77,058)
            deferred rental income             67,572        (219)
                                           ----------   ---------
              Net cash from operating         513,222     403,991
              activities                   ----------   ---------

Cash flows from investing activities:
   Proceeds from equipment sales               54,247      30,529
                                           ----------   ---------
              Net cash from investing          54,247      30,529
              activities                   ----------   ---------

Cash flows used in financing activities:
   Principal payments - notes payable         (86,802)   (265,085)
   Distributions paid                        (252,751)   (315,939)
                                           ----------   ---------
        Net cash used in financing
         activities                          (339,553)   (581,024)
                                           ----------   ---------
Net increase (decrease) in cash and
 cash equivalents                             227,916    (146,504)

Cash and cash equivalents at beginning      1,108,982     896,516
 of period                                 ----------   ---------

Cash and cash equivalents at end of        $1,336,898   $ 750,012
 period                                    ==========   =========

Supplemental disclosure of cash flow
 information:
    Cash paid during the period for
     interest                              $    2,029   $  28,541
                                           ==========   =========


Supplemental disclosure of non-cash investing activities:
  See Note 4 to the financial statements.

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At March 31, 1996, the Partnership had $1,335,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,246,574 are due as follows:

  For the year ending March 31, 1997     $1,048,508
                                1998        193,166
                                1999          4,900
                                         ----------

                               Total     $1,246,574
                                         ==========


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)

                                  Lease Term                    Equipment
Equipment Type                     (Months)                      at Cost
- --------------                    ----------                   -----------

Aircraft                             1-72                      $ 5,697,722
Materials handling                   1-60                        1,708,345
Locomotives                            78                        1,656,854
Furniture and fixtures              60-84                          686,786
Computers and peripherals           12-60                          513,424
Tractors and heavy duty trucks      24-60                          388,478
Construction and mining             12-60                          364,308
Trailers/intermodal containers      11-66                          331,928
Manufacturing                          60                          268,764
Retail store fixtures               12-54                          249,782
Communications                      23-60                          229,633
Research and test                    9-48                          105,805
Motor vehicles                         60                           64,367
Medical                                60                           30,983
                                                               -----------

                     Total equipment cost                       12,297,179

                 Accumulated depreciation                       (9,723,297)
                                                               -----------

Equipment, net of accumulated depreciation                     $ 2,573,882
                                                               ===========


  During the three months ended March 31, 1996 the Partnership transferred its ownership interest in a trailer, previously leased to The Atchison Topeka and Santa Fe Railroad, having a net book value of $6,787, to a third party for cash consideration of $8,750 which resulted in a net gain of $1,963. The Partnership currently intends to replace this trailer with a comparable trailer and lease such equipment to a new lessee. The Partnership has accounted for this transaction as a like-kind exchange for income tax reporting purposes. Accordingly, the net cash consideration of $8,750 was deposited in a special-purpose escrow account through a third-party Exchange Agent pending completion of the equipment exchange. For financial statement purposes, the cash consideration has been reported as Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996. The amount of gain will reduce the carrying value of the replacement trailer upon completion of the exchange and has been reported as Other Liabilities on the accompanying Statement of Financial Position.

  At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $7,354,940, representing approximately 60% of total equipment cost.

  The summary above includes equipment held for sale or re-lease with an original cost and net book value of approximately $1,792,000 and $575,000, respectively, at March 31, 1996.

  Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                        1996      1995
                                      --------  --------

   Equipment management fees           $26,603   $22,487
   Administrative charges                5,136     3,000
   Reimbursable operating expenses
   due to third parties                 14,453    33,726
                                       -------   -------

         Total                         $46,192   $59,213
                                       =======   =======


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $124,537 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 6 - SUBSEQUENT EVENTS
- --------------------------

  Pursuant to its agreements with PLM International, Inc., referred to in Note 8 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- ------------------------------------------------------------------------------
1995:
- -----

Overview
- --------

  As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The Partnership's operations commenced in 1990.

Results of Operations
- ---------------------

  For the three months ended March 31, 1996, the Partnership recognized lease revenue of $458,885 compared to $554,858 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

  The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

  For the three months ended March 31, 1996, the Partnership sold equipment having a net book value of $22,588 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $31,659 compared to a net gain of $5,065 on equipment having a net book value of $25,464 for the same period in 1995.

 During the three months ended March 31, 1996, the Partnership transferred its ownership interest in a trailer, having a net book value of $6,787, to a third party for cash consideration of $8,750 which resulted in a net gain of $1,963. The Partnership currently intends to replace this trailer with a comparable trailer pursuant to a replacement lease as part of a like-kind exchange for income tax reporting purposes. The amount of gain will reduce the carrying value of the replacement trailer upon completion of the exchange and has been reported as Other Liabilities on the Statement of Financial Position at March 31, 1996.

 It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


  The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

  The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

  Depreciation and amortization expense was $239,647 for the three months ended March 31, 1996, compared to $416,367 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $25,301 or 4.6% of lease revenue for the three months ended March 31, 1995. There was no interest expense during the same period in 1996. Interest expense is not expected to be incurred in future periods.

  Management fees were 5.8% of lease revenue for the three months ended March 31, 1996 compared to 4.1% of lease revenue for the same period in 1995. Management fees during the three months ended March 31, 1996 include $4,617, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 4.3% of lease revenue for the three months ended March 31, 1996 compared to 6.6% of lease revenue for the same period in 1995. Operating expenses were higher in 1995 due to a rise in professional service costs and maintenance costs associated with the Partnership's interest in an aircraft engine formerly on lease to American Airlines, Inc. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $513,222 and $403,991 for the three months ended March 31, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


  Northwest Airlines, Inc., upon the expiration of its lease term on December 31, 1996, will be returning a Boeing 727-251 Advanced aircraft in which the Partnership has a 20.14% ownership interest. The aircraft has a cost and net book value of $2,268,366 and $368,551, respectively, at March 31, 1996.

  Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Partnership realized $54,247 in equipment sale proceeds compared to $30,529 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. All of the Partnership's outstanding debt obligations were retired in 1996.

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $189,563. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $180,085, and the General Partner was allocated 5%, or $9,478. The first quarter 1996 cash distribution was paid on April 15, 1996.

  Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION



     Item 1.             Legal Proceedings
                         Response:  None

     Item 2.             Changes in Securities
                         Response:  None

     Item 3.             Defaults upon Senior Securities
                         Response:  None

     Item 4.             Submission of Matters to a Vote of Security Holders
                         Response:  None

     Item 5.             Other Information
                         Response:  None

     Item 6(a).          Exhibits
                         Response:  None

     Item 6(b).          Reports on Form 8-K
                         Response:  None

                                 SIGNATURE PAGE



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP


                  By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the
                       Registrant.


                  By:  /s/  Michael J. Butterfield
                       ---------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  May 13, 1996
                         --------------------------



                  By:  /s/  Gary Romano
                       ----------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  May 13, 1996
                         --------------------------