Form 10-Q
period 1996-06-30
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1996-08-14
CIK 847560

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              --------------------------------------------------

                                        OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

                              ---------------------


For Quarter Ended June 30, 1996                     Commission File No. 0-19135


               American Income Partners V-D Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                            04-3090151
- ---------------------------------------               -------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           Identification No.)


98 North Washington Street, Boston, MA                   02114
- ----------------------------------------              --------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code  (617) 854-5800
                                                   -----------------------------

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                             ---------  -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes         No
                                                       -------   ------

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX


                                                                     Page
                                                                     ----


PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

   Statement of Financial Position
     at June 30, 1996 and December 31, 1995                             3

   Statement of Operations
     for the three and six months ended June 30, 1996 and 1995          4

   Statement of Cash Flows
     for the six months ended June 30, 1996 and 1995                    5

   Notes to the Financial Statements                                  6-8

 Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                           9-12


PART II.  OTHER INFORMATION:

 Items 1 - 6                                                           13


                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------

Cash and cash equivalents                  $1,477,895    $1,108,982
Rents receivable                               80,859        49,874
Accounts receivable - affiliate                54,543       130,677
Equipment at cost, net of accumulated
 depreciation of $9,798,064 and
 $9,947,876 at June 30, 1996
 and December 31, 1995, respectively        2,322,513     2,842,904
                                           ----------    ----------

   Total assets                            $3,935,810    $4,132,437
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                             $        --    $   86,802
Accrued interest                                   --         2,029
Accrued liabilities                            12,500        20,000
Accrued liabilities - affiliate                 7,035        11,673
Deferred rental income                        202,893       203,248
Cash distributions payable to partners        189,563       252,751
                                           ----------    ----------
   Total liabilities                          411,991       576,503
                                           ----------    ----------
Partners' capital (deficit):
   General Partner                           (355,861)     (354,256)
   Limited Partnership Interests
   (480,227 Units; initial purchase
    price of $25 each)                      3,879,680     3,910,190
                                           ----------    ----------
   Total partners' capital                  3,523,819     3,555,934
                                           ----------    ----------

   Total liabilities and partners'
    capital                                $3,935,810    $4,132,437
                                           ==========    ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)



                                               Three Months               Six Months
                                               Ended June 30,            Ended June 30,
                                          1996            1995         1996        1995
                                     --------------  --------------  ---------  -----------

Income:

   Lease revenue                           $355,586        $549,062   $814,471   $1,103,920

   Interest income                           19,357           9,834     35,070       20,353

   Gain on sale of equipment                 24,088             381     55,747        5,446
                                           --------        --------   --------   ----------
        Total income                        399,031         559,277    905,288    1,129,719
                                           --------        --------   --------   ----------

Expenses:

   Depreciation and amortization            236,577         389,568    476,224      805,935

   Interest expense                              --          18,390         --       43,691

   Equipment management fees
       - affiliate                           16,787          23,385     43,390       45,872

   Operating expenses - affiliate            19,074          21,006     38,663       57,732
                                           --------        --------   --------   ----------

           Total expenses                   272,438         452,349    558,277      953,230
                                           --------        --------   --------   ----------

Net income                                 $126,593        $106,928   $347,011   $  176,489
                                           ========        ========   ========   ==========

Net income
   per limited partnership unit            $   0.25        $   0.21   $   0.69   $     0.35
                                           ========        ========   ========   ==========
Cash distributions declared
   per limited partnership unit            $   0.37        $   0.50   $   0.75   $     1.00
                                           ========        ========   ========   ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                                       1996          1995
                                                    ------------  ------------

Cash flows from (used in) operating activities:
Net income                                           $  347,011   $   176,489

Adjustments to reconcile net income
 to net cash from operating activities:
  Depreciation and amortization                         476,224       805,935
  Gain on sale of equipment                             (55,747)       (5,446)

Changes in assets and liabilities
Decrease (increase) in:
rents receivable                                        (30,985)        6,983
accounts receivable - affiliate                          76,134        14,537
Increase (decrease) in:
accrued interest                                         (2,029)       (7,614)
accrued liabilities                                      (7,500)         (500)
accrued liabilities - affiliate                          (4,638)      (81,746)
deferred rental income                                     (355)          408
                                                     ----------   -----------

   Net cash from operating activities                   798,115       909,046
                                                     ----------   -----------

Cash flows from investing activities:
 Proceeds from equipment sales                           99,914        36,754
                                                     ----------   -----------

   Net cash from investing activities                    99,914        36,754
                                                     ----------   -----------

Cash flows used in financing activities:
 Principal payments - notes payable                     (86,802)     (577,651)
 Distributions paid                                    (442,314)     (568,690)
                                                     ----------   -----------

   Net cash used in financing activities               (529,116)   (1,146,341)
                                                     ----------   -----------

Net increase (decrease) in cash and cash equivalents    368,913      (200,541)

Cash and cash equivalents at beginning of period      1,108,982       896,516
                                                     ----------   -----------

Cash and cash equivalents at end of period           $1,477,895   $   695,975
                                                     ==========   ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest            $    2,029    $   51,305
                                                     ==========    ===========

                  The accompanying notes are an integral part
                        of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At June 30, 1996, the Partnership had $1,465,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $918,263 are due as follows:



  For the year ending June 30, 1997   $861,451
                               1998     54,012
                               1999      2,800
                                      ---------

                              Total   $918,263
                                      =========



NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)





                                                                Lease Term        Equipment
      Equipment Type                                              (Months)         At Cost
- --------------------------------                                ------------      ------------

Aircraft                                                                1-19   $ 5,697,722
Locomotives                                                               78     1,656,854
Materials handling                                                      1-60     1,616,955
Furniture and fixtures                                                 60-84       686,786
Computers and peripherals                                              12-60       469,703
Tractors and heavy duty trucks                                         24-60       388,478
Construction and mining                                                12-60       364,308
Trailers/intermodal containers                                         11-66       290,437
Manufacturing                                                             60       268,764
Retail store fixtures                                                  12-54       249,782
Communications                                                         23-60       229,633
Research and test                                                       9-24       105,805
Motor vehicles                                                            60        64,367
Medical                                                                   60        30,983
                                                                               -----------

                                                        Total equipment cost    12,120,577

                                                    Accumulated depreciation    (9,798,064)
                                                                               -----------

                                  Equipment, net of accumulated depreciation   $ 2,322,513
                                                                               ===========

  During the three months ended March 31, 1996 the Partnership transferred its ownership interest in a trailer, previously leased to The Atchison Topeka and Santa Fe Railroad, having a net book value of $6,787, to a third party for cash consideration of $8,750 which resulted in a net gain of $1,963. The gain was deferred in anticipation of completing a like-kind exchange during the three months ended June 30, 1996. The Partnership intended to replace this trailer with a comparable trailer and lease such equipment to a new lessee. The Partnership had accounted for this transaction as a like-kind exchange for income tax reporting purposes. Accordingly, the net cash consideration of $8,750 was deposited in a special-purpose escrow account through a third-party Exchange Agent pending completion of the equipment exchange. During the three months ended June 30, 1996, the Partnership elected not to replace the trailer and, accordingly, the deferred gain of $1,963 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended June 30, 1996. In addition, the cash consideration of $8,750, which was reported as Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996, was recognized as proceeds from equipment sales.

  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $7,354,940 representing approximately 61% of total equipment cost.

  The summary above includes equipment held for sale or re-lease with an original cost and net book value of approximately $1,986,000 and $559,000, respectively, at June 30, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, at June 30, 1996, the Partnership's portfolio included a proportionate interest in two Boeing 727-251 Advanced aircraft which were sold in July 1996 (See Note 6).

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)




NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996      1995
                                   --------  ---------

Equipment management fees           $43,390   $ 45,872
Administrative charges               10,272     10,272
Reimbursable operating expenses
 due to third parties                28,391     47,460
                                    -------   --------

                  Total             $82,053   $103,604
                                    =======   ========


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $54,543 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 6 - SUBSEQUENT EVENT
- -------------------------

  During July 1996, the Partnership sold its interest in two Boeing 727-251 Advanced aircraft to the lessee, Northwest Airlines, Inc. The Partnership received lease termination rents of $516,712 and sale proceeds of $1,195,994. At June 30, 1996, the net carrying value of these aircraft to the Partnership was $740,021.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION





Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
         of Operations.
         --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

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


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $355,586 and $814,471, respectively, compared to $549,062 and $1,103,920 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three months ended June 30, 1996, the Partnership sold equipment having a net book value of $14,792 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $22,125 compared to a net gain of $381 on equipment having a net book value of $5,844 for the same period in 1995.

  For the six months ended June 30, 1996, the Partnership sold equipment having a net book value of $37,380 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $53,784 compared to a net gain of $5,446 on equipment having a net book value of $31,308 for the same period in 1995.

  During the three months ended March 31, 1996, the Partnership transferred its ownership interest in a trailer previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


replace the trailer with a comparable trailer and account for the transaction as a like-kind exchange for income tax reporting purposes. A gain of $1,963, was deferred in anticipation of completing the exchange during the three months ended June 30, 1996. During the three months ended June 30, 1996, the Partnership elected not to replace the trailer and, accordingly, the deferred gain of $1,963 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended June 30, 1996. In addition, the cash consideration of $8,750, which was reported as Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996, was recognized as proceeds from equipment sales. See Note 4 to the financial statements for additional discussion of this transaction.

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

  Depreciation and amortization expense was $236,577 and $476,224 for the three and six months ended June 30, 1996, respectively, compared to $389,568 and $805,935 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $18,390 and $43,691 or 3.4% and 4% of lease revenue for the three and six months ended June 30, 1995, respectively. There was no interest expense during the same periods in 1996. Interest expense is not expected to be incurred in future periods due to the retirement of all of the Partnership's debt obligations.

  Management fees were 4.7% and 5.3% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 4.3% and 4.2% of lease revenue for each of the same periods in 1995. Management fees during the six months ended June 30, 1996 include $4,617, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 5.4% and 4.8% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 3.8% and 5.2% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $798,115 and $909,046 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership realized $99,914 in equipment sale proceeds compared to $36,754 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. All of the Partnership's outstanding debt obligations have been retired.

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


and Refinancings of $379,126. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $360,170, and the General Partner was allocated 5%, or $18,956. The second quarter 1996 cash distribution was paid on July 15, 1996.

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

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. In July 1996, the Partnership will collect cash of $1,712,706, consisting of lease termination rents equal to $516,712 and sale proceeds equal to $1,195,994, from the sale of its interests in two Boeing 727-Advanced jet aircraft to the lessee, Northwest. The amount of cash available for distribution to the Partners in future periods will be affected by this and other remarketing activities, which, depending upon timing, the amounts realized and other considerations, such as market conditions and any cash reserves retained by the Partnership, may cause the level of future quarterly cash distributions to fluctuate. Further, equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Notwithstanding such circumstances, the General Partner anticipates that cash proceeds resulting from the Partnership's rental and remarketing activities will satisfy the Partnership's future expense obligations.

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


                 Date:  August 14, 1996
                        ---------------



                 By:  /s/  Gary M. Romano
                      -------------------
                      Gary M. Romano
                      Clerk of AFG Leasing IV Incorporated
                      (Duly Authorized Officer and
                      Principal Financial Officer)


                 Date:  August 14, 1996
                        ---------------