Form 10-Q
period 1996-09-30
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1996-11-14
CIK 847560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                              _________________________________________________

                                      OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to  _____________________

                               _____________________


For Quarter Ended September 30, 1996                 Commission File No. 0-19135


               American Income Partners V-D Limited Partnership
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

Massachusetts                                               04-3090151
________________________________________                    ___________________
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)

98 North Washington Street, Boston, MA                      02114
________________________________________                    ___________________
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  _____________________________
_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X     No
                                                      ------      ------

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
   Yes  X   No
      -----    -----

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                  FORM 10-Q

                                    INDEX



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.   Financial Statements

          Statement of Financial Position
               at September 30, 1996 and December 31, 1995                    3

          Statement of Operations
               for the three and nine months ended September 30, 1996
               and 1995                                                       4

          Statement of Cash Flows
               for the nine months ended September 30, 1996 and 1995          5

          Notes to the Financial Statements                                 6-8


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                             13

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                 (Unaudited)



                                                        September 30,    December 31,
                                                            1996            1995
                                                        -------------    ------------
ASSETS

Cash and cash equivalents                                 $3,255,841     $1,108,982

Rents receivable                                              62,395         49,874

Accounts receivable - affiliate                               69,376        130,677
Equipment at cost, net of accumulated depreciation
  of $5,389,409 and $9,947,876 at September 30, 1996
  and December 31, 1995, respectively                      1,762,230      2,842,904
                                                          ----------     ----------

     Total assets                                         $5,149,842     $4,132,437
                                                          ----------     ----------
                                                          ----------     ----------


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                             $  335,557     $   86,802
Accrued interest                                               7,643          2,029
Accrued liabilities                                           18,750         20,000
Accrued liabilities - affiliate                                5,044         11,673
Deferred rental income                                       201,138        203,248
Cash distributions payable to partners                     1,829,918        252,751
                                                          ----------     ----------
     Total liabilities                                     2,398,050        576,503
                                                          ----------     ----------
Partners' capital (deficit):
  General Partner                                           (394,463)      (354,256)
  Limited Partnership Interests
   (480,227 Units; initial purchase price of $25 each)     3,146,255      3,910,190
                                                          ----------     ----------

     Total partners' capital                               2,751,792      3,555,934
                                                          ----------     ----------

     Total liabilities and partners' capital              $5,149,842     $4,132,437
                                                          ----------     ----------
                                                          ----------     ----------


                   The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                           STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1996 and 1995

                                (Unaudited)




                                           Three Months                Nine Months
                                        Ended September 30,        Ended September 30,
                                        1996           1995        1996           1995
                                        ----           ----        ----           ----
Income:

  Lease revenue                      $  762,891      $523,410    $1,577,362   $1,627,330

  Interest income                        34,894        10,988        69,964       31,341

  Gain on sale of equipment             474,581       119,552       530,328      124,998
                                     ----------    ----------    ----------   ----------

     Total income                     1,272,366       653,950     2,177,654    1,783,669
                                     ----------    ----------    ----------   ----------

Expenses:

  Depreciation and amortization         142,954       336,818       619,178    1,142,753

  Interest expense                        7,643         9,944         7,643       53,635

  Equipment management fees - affiliate  37,171        22,605        80,561       68,477

  Operating expenses - affiliate         26,707        36,298        65,370       94,030
                                     ----------    ----------    ----------   ----------
     Total expenses                     214,475       405,665       772,752    1,358,895
                                     ----------    ----------    ----------   ----------

Net income                           $1,057,891      $248,285    $1,404,902   $  424,774
                                     ----------    ----------    ----------   ----------
                                     ----------    ----------    ----------   ----------
Net income
    per limited partnership unit     $     2.09      $   0.49    $     2.78   $     0.84
                                     ----------    ----------    ----------   ----------
                                     ----------    ----------    ----------   ----------

Cash distributions declared
    per limited partnership unit     $     3.62      $   0.50    $     4.37   $     1.50
                                     ----------    ----------    ----------   ----------
                                     ----------    ----------    ----------   ----------



                   The accompanying notes are an integral part
                         of these financial statements.

                 AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995

                                 (Unaudited)


                                                              1996           1995
                                                              ----           ----

Cash flows from (used in) operating activities:
Net income                                                 $1,404,902     $  424,774
Adjustments to reconcile net income
  to net cash from operating activities:
    Depreciation and amortization                             619,178      1,142,753
    Gain on sale of equipment                                (530,328)      (124,998)
Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                          (12,521)        79,179
    accounts receivable - affiliate                            61,301         54,520
  Increase (decrease) in:
    accrued interest                                            5,614        (11,156)
    accrued liabilities                                        (1,250)        (1,750)
    accrued liabilities - affiliate                            (6,629)       (80,880)
    deferred rental income                                     (2,110)       (19,909)
                                                           ----------     ----------

          Net cash from operating activities                1,538,157      1,462,533
                                                           ----------     ----------

Cash flows from investing activities:
  Proceeds from equipment sales                             1,327,381        207,605
                                                           ----------     ----------
          Net cash from investing activities                1,327,381        207,605
                                                           ----------     ----------
Cash flows used in financing activities:
  Principal payments - notes payable                          (86,802)      (838,076)
  Distributions paid                                         (631,877)      (821,441)
                                                           ----------     ----------

          Net cash used in financing activities              (718,679)    (1,659,517)
                                                           ----------     ----------

Net increase in cash and cash equivalents                   2,146,859         10,621

Cash and cash equivalents at beginning of period            1,108,982        896,516
                                                           ----------     ----------

Cash and cash equivalents at end of period                 $3,255,841     $  907,137
                                                           ----------     ----------
                                                           ----------     ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                 $    2,029     $   64,791
                                                           ----------     ----------
                                                           ----------     ----------

Supplemental disclosure of non-cash investing and financing activities:
  See Note 4 to the Financial Statements.




                   The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                              September 30, 1996

                                 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.

NOTE 2 - CASH

     At September 30, 1996, the Partnership had $3,135,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $616,424 are due as follows:

     For the year ending September 30, 1997              $257,221
                                       1998               120,639
                                       1999                86,528
                                       2000                84,778
                                       2001                67,258
                                                         ---------
                                      Total              $616,424
                                                         ---------
                                                         ---------

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                 (Continued)


                                                Lease Term      Equipment
             Equipment Type                       (Months)       at Cost
-------------------------------------           ----------      ----------

Locomotives                                        78           $1,656,854
Materials handling                               1-60            1,582,923
Aircraft                                         1-19            1,160,990
Furniture and fixtures                          60-84              686,786
Computers and peripherals                       12-60              371,579
Construction and mining                         12-60              364,308
Trailers and intermodal containers              12-60              357,884
Tractors and heavy duty trucks                  24-60              301,746
Manufacturing                                      60              268,764
Communications                                  23-60              229,633
Research and test                                9-24              105,805
Motor vehicles                                     60               64,367
                                                                ----------

                                 Total equipment cost            7,151,639

                             Accumulated depreciation           (5,389,409)
                                                                ----------

           Equipment, net of accumulated depreciation           $1,762,230
                                                                ----------
                                                                ----------

     During the three months ended March 31, 1996 the Partnership transferred its ownership interest in a trailer, previously leased to The Atchison Topeka and Santa Fe Railroad, having a net book value of $6,787, to a third party for cash consideration of $8,750 which resulted in a net gain of $1,963. The gain was deferred in anticipation of completing a like-kind exchange during the three months ended June 30, 1996. The Partnership intended to replace this trailer with a comparable trailer and lease such equipment to a new lessee. The Partnership had accounted for this transaction as a like-kind
exchange for income tax reporting purposes.   Accordingly, the net cash
consideration of $8,750 was deposited in a special-purpose escrow account through a third-party Exchange Agent pending completion of the equipment exchange. The Partnership subsequently elected not to replace the trailer and, accordingly, the deferred gain of $1,963 was recognized as Gain on Sale of Equipment on the Statement of Operations during the second quarter of
1996.   In addition, the cash consideration of $8,750, which was reported as
Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996, was recognized as proceeds from equipment sales.

     During July 1996, the Partnership transferred its ownership interest in certain additional trailers, previously leased to The Atchison Topeka and Santa Fe Railroad, to a third party for cash consideration of $60,170. The trailers had a net book value of $22,808 at the time of the transfer, which resulted in a net gain of $37,362. In September 1996, the Partnership replaced these trailers with comparable trailers and leased such to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $357,884, was reduced by $36,574, representing the proportionate amount of gain deferred on the original trailers. The Partnership funded this transaction with $58,901 of cash consideration and long-term financing of $335,557. The unused cash consideration of $1,269 was recognized as proceeds from equipment sales. The associated deferred gain of $788 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended September 30, 1996.

     At September 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,989,926 representing approximately 42% of total equipment cost.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                 (Continued)


     The summary above includes equipment held for sale or re-lease with an original cost and net book value of approximately $1,696,000 and $482,000, respectively, at September 30, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                      1996         1995
                                                      ----         ----

     Equipment management fees                      $ 80,561      $ 68,477
     Administrative charges                           15,408        15,408
     Reimbursable operating expenses
     due to third parties                             49,962        78,622
                                                    --------      --------

                        Total                       $145,931      $162,507
                                                    --------      --------
                                                    --------      --------

     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $69,376 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.

NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1996 consisted of installment notes payable to banks of $335,557. The installment notes are non-recourse, with interest rates ranging between 9.75% and 9.9% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the like-kind exchange transaction (see
Note 4) and will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value at September 30, 1996.

     The annual maturities of the installment notes payable are as follows:

     For the year ending September 30, 1997              $ 68,030
                                       1998                61,189
                                       1999                64,438
                                       2000                77,461
                                       2001                64,439
                                                         --------
                                       Total             $335,557
                                                         --------
                                                         --------

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                 FORM 10-Q

                       PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995:

OVERVIEW

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

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $762,891 and $1,577,362, respectively, compared to $523,410 and $1,627,330 for the same periods in 1995. Lease revenue increased during the three months ended September 30, 1996, due to the receipt of $516,712 of lease termination rents received in connection with the sale of the Partnership's interest in two Boeing 727-251 Advanced aircraft in July 1996 (see discussion below). The overall decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $752,405 and $789,785, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $473,793 and $527,577, respectively. These equipment sales included the sale of the Partnership's interest in two Boeing 727-251 Advanced aircraft with an original cost and net book value of $4,536,732 and $740,021, respectively, sold to the existing lessee in July 1996. In connection with this sale, the Partnership realized sale proceeds of $1,195,994, which resulted in a net gain, for financial statement purposes, of $455,973. This equipment was sold prior to the expiration of the related lease term, resulting in the receipt by the Partnership of lease termination rents, described above.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                 FORM 10-Q

                       PART I. FINANCIAL INFORMATION


     During the three months ended March 31, 1996, the Partnership transferred its ownership interest in a trailer previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace the trailer with a comparable trailer and account for the transaction as a like-kind exchange for income tax reporting purposes. A gain of $1,963, was deferred in anticipation of completing the exchange during the three months ended June 30, 1996. The Partnership subsequently elected not to replace the trailer and, accordingly, the deferred gain of $1,963 was recognized as Gain on Sale of Equipment on the Statement of Operations during the second quarter of 1996.

     During July 1996, the Partnership transferred its ownership interest in certain additional trailers to a third party for cash consideration of $60,170 (See Note 4 to the financial statements). The trailers had a net book value of $22,808 at the time of the transfer, resulting in a net gain of $37,362. In September 1996, the Partnership replaced these trailers with comparable trailers and leased such to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $357,884, was reduced by $36,574, representing the proportionate amount of gain deferred on the original trailers. The Partnership funded this transaction with $58,901 of cash consideration and long-term financing of $335,557. The unused cash consideration of $1,269 was recognized as proceeds from equipment sales. The associated deferred gain of $788 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended September 30, 1996.

     For the three and nine months ended September 30, 1995, the Partnership sold equipment having a net book value of $51,299 and $82,607, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $119,552 and $124,998, respectively.

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

     Depreciation and amortization expense was $142,954 and $619,178 for the three and nine months ended September 30, 1996, respectively, compared to $336,818 and $1,142,753 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term,

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                 FORM 10-Q

                       PART I. FINANCIAL INFORMATION


the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $7,643 during each of the three and nine months ended September 30, 1996 (1% and less than 1% of lease revenue for the respective periods). In 1995, interest expense was $9,944 and $53,635 or 1.9% and 3.3% of lease revenue for the same periods. Interest expense in 1996 resulted from financing obtained from a third-party lender in connection with the like-kind exchange transaction which occurred during the three months ended September 30, 1996, described above. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 4.9% and 5.1% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 4.3% and 4.2% of lease revenue for the same periods in 1995. Management fees during the nine months ended September 30, 1996 include $4,617, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.5% and 4.1% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 6.9% and 5.8%, respectively, of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,538,157 and $1,462,533 for the nine months ended September 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership realized

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                 FORM 10-Q

                       PART I. FINANCIAL INFORMATION


$1,327,381 in equipment sale proceeds compared to $207,605 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness is reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In September 1996, the Partnership obtained additional long-term financing in connection with the like-kind exchange transaction involving certain trailers (see Results of Operations).

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $2,209,044. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $2,098,592, and the General Partner was allocated 5%, or $110,452. The third quarter 1996 cash distribution was paid on October 15, 1996.

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

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

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


              AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP


              By: AFG Leasing IV Incorporated, a Massachusetts
                  corporation and the General Partner of the
                  Registrant.


              By:   /s/  Michael J. Butterfield
                    -----------------------------------
                    Michael J. Butterfield
                    Treasurer of AFG Leasing IV Incorporated
                    (Duly Authorized Officer and
                    Principal Accounting Officer)


              Date: November 14, 1996
                    -----------------------------------



              By:   /s/  Gary M. Romano
                    -----------------------------------
                    Gary M. Romano
                    Clerk of AFG Leasing IV Incorporated
                    (Duly Authorized Officer and
                    Principal Financial Officer)


              Date: November 14, 1996
                    -----------------------------------