Form 10-Q
period 1997-03-31
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1997-05-15
CIK 847560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                              --------------------------------------------------

                                       OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------


                              --------------------



For Quarter Ended March 31, 1997                  Commission File No. 0-19135



                American Income Partners V-D Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                               04-3090151
---------------------------------------                   ----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


98 North Washington Street, Boston, MA                      02114
---------------------------------------                   ----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
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
Yes       No
   -----    -----

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



                                                                            Page
                                                                            ----
-
PART I.  FINANCIAL INFORMATION:

     Item 1.   Financial Statements

          Statement of Financial Position
               at March 31, 1997 and December 31, 1996                        3

          Statement of Operations
               for the three months ended March 31, 1997 and 1996             4

          Statement of Cash Flows
               for the three months ended March 31, 1997 and 1996             5

          Notes to the Financial Statements                                 6-8


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9-12


PART II.  OTHER INFORMATION:


     Items 1 - 6                                                             13

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1997 and December 31, 1996

                                   (Unaudited)

                                                  March 31,      December 31,
                                                     1997           1996
                                                -------------  ---------------
ASSETS


Cash and cash equivalents                       $  2,641,072   $  1,867,874

Rents receivable                                      16,104         15,859

Accounts receivable - affiliate                      113,357        101,298


Equipment at cost, net of accumulated
     depreciation of $3,568,270 and
     $4,761,138 at March 31, 1997
     and December 31, 1996, respectively             787,192      1,566,382
                                                -------------  ------------

          Total assets                          $  3,557,725   $  3,551,413
                                                -------------  ------------
                                                -------------  ------------


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                     $  295,972     $  307,479
Accrued interest                                       2,388          1,336
Accrued liabilities                                   18,750         23,245
Accrued liabilities - affiliate                       22,505         20,837
Deferred rental income                                   445        194,980
Cash distributions payable to partners                75,825         75,825
                                                -------------  ------------
          Total liabilities                          415,885        623,702
                                                -------------  ------------
Partners' capital (deficit):
     General Partner                                (374,960)      (385,667)
     Limited Partnership Interests
      (480,227 Units; initial purchase
       price of $25 each)                          3,516,800      3,313,378
                                                -------------  ------------
          Total partners' capital                  3,141,840      2,927,711
                                                -------------  ------------
          Total liabilities and
           partners' capital                    $  3,557,725   $  3,551,413
                                                -------------  ------------
                                                -------------  ------------


                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
                for the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                      1997           1996
                                                  -----------    ----------

Income:

     Lease revenue
                                                  $  183,782     $  458,885
     Interest income
                                                      29,710         15,713

     Gain on sale of equipment                       193,175         31,659
                                                  ----------     ----------

          Total income                               406,667        506,257
                                                  ----------     ----------
Expenses:

     Depreciation                                     76,373        239,647


     Interest expense                                  7,386             --

     Equipment management fees - affiliate             8,553         26,603

     Operating expenses - affiliate                   24,401         19,589
                                                  ----------     ----------

          Total expenses                             116,713        285,839
                                                  ----------     ----------

Net income                                        $  289,954     $  220,418
                                                  ----------     ----------
                                                  ----------     ----------
Net income
     per limited partnership unit                 $     0.57     $     0.44
                                                  ----------     ----------
                                                  ----------     ----------
Cash distribution declared
     per limited partnership unit                 $     0.15     $     0.37
                                                  ----------     ----------
                                                  ----------     ----------



                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                      1997           1996
                                                  ----------     ----------

Cash flows from (used in) operating activities:
Net income                                        $  289,954      $ 220,418

Adjustments to reconcile net income to net
     cash from operating activities:
          Depreciation                                76,373        239,647
          Gain on sale of equipment                 (193,175)       (31,659)

Changes in assets and liabilities
     Decrease (increase) in:
          rents receivable                              (245)        (2,559)
          accounts receivable - affiliate            (12,059)         6,140
     Increase (decrease) in:
          accrued interest                             1,052         (2,029)
          accrued liabilities                         (4,495)           747
          accrued liabilities - affiliate              1,668         14,945
          deferred rental income                        (443)        67,572
                                                ------------   ------------
               Net cash from (used in)
                operating activities                 158,630        513,222
                                                ------------   ------------
Cash flows from investing activities:
     Proceeds from equipment sales                   701,900         54,247
                                                ------------   ------------
               Net cash from investing
                activities                           701,900         54,247
                                                ------------   ------------
Cash flows used in financing activities:
     Principal payments - notes payable              (11,507)       (86,802)
     Distributions paid                              (75,825)      (252,751)
                                                ------------   ------------
               Net cash used in financing
                activities                           (87,332)      (339,553)
                                                ------------   ------------
Net increase in cash and cash equivalents            773,198        227,916

Cash and cash equivalents at beginning of
 period                                            1,867,874      1,108,982
                                                ------------   ------------

Cash and cash equivalents at end of period      $  2,641,072   $  1,336,898
                                                ------------   ------------
                                                ------------   ------------

Supplemental disclosure of cash flow
 information:
     Cash paid during the period for interest       $  6,334       $  2,029
                                                ------------   ------------
                                                ------------   ------------


Supplemental disclosure of non-cash activities:
     The Partnership received $194,092 from a lessee prior to the first quarter of 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement Financial Position at December 31, 1996. During the three months ended March 31, 1997, the Partnership sold the equipment and such funds were recognized as sales proceeds.


                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                 March 31, 1997

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1997, the Partnership had $2,530,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $511,512 are due as follows:

     For the year ending March 31, 1998       $   196,719
                                   1999           120,368
                                   2000            84,778
                                   2001            84,778
                                   2002            24,869
                                              -----------

                                   Total      $   511,512
                                              -----------
                                              -----------



NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                                              Lease Term          Equipment
       Equipment Type                          (Months)            at Cost
------------------------------                ----------          ----------

Aircraft                                           1-19        $  1,160,990
Materials handling                                 1-60           1,130,386
Computers and peripherals                         12-60             371,579
Construction and mining                           12-60             364,308
Trailers/intermodal containers                    11-66             357,884
Tractors and heavy duty trucks                    24-60             301,746
Manufacturing                                        60             268,764
Communications                                    23-60             229,633
Research and test                                  9-24             105,805
Motor vehicles                                       60              64,367
                                                               ------------

                                   Total equipment cost           4,355,462

                               Accumulated depreciation          (3,568,270)
                                                               ------------

             Equipment, net of accumulated depreciation        $    787,192
                                                               ------------
                                                               ------------


     At March 31, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $1,332,708, representing approximately 31% of total equipment cost.

     The summary above includes equipment held for sale or re-lease with an original cost and net book value of approximately $444,000 and $1,000, respectively, at March 31, 1997.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                  1997          1996
                                               --------      ---------

          Equipment management fees            $  8,553      $  26,603
          Administrative charges                  9,258          5,136
          Reimbursable operating expenses
               due to third parties              15,143         14,453
                                               --------      ---------

                                   Total      $  32,954      $  46,192
                                               --------      ---------
                                               --------      ---------

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1997, the Partnership was owed $113,357 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1997.

 NOTE 6 - NOTES PAYABLE

     Notes payable at March 31, 1997 consisted of installment notes payable to banks of $295,972. The installment notes are non-recourse, with interest rates ranging between 9.75% and 9.9% and are collateralized by the equipment and assignment of the related lease payments. All of the notes will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value as March 31, 1997.

     The annual maturities of the installment notes payable are as follows:

     For the year ending March 31, 1998      $    60,757
                                   1999           64,511
                                   2000           71,144
                                   2001           78,460
                                   2002           21,100
                                             -----------

                                  Total       $  295,972
                                             -----------
                                             -----------

NOTE 7 - LEGAL PROCEEDINGS

     On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Partnership has not experienced any material losses as a result of this action.

                 AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

OVERVIEW

     The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and expects to engage an investment advisor to provide assistance and evaluate alternative remarketing strategies. Currently, the General Partner anticipates that it will wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, within the next twelve months and possibly by December 31, 1997.


RESULTS OF OPERATIONS

     For the three months ended March 31, 1997, the Partnership recognized lease revenue of $183,782 compared to $458,885 for the same period in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     For the three months ended March 31, 1997, the Partnership sold equipment having a net book value of $702,817 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $193,175 compared to a net gain of $31,659 on equipment having a net book value of $22,588 for the same period in 1996.

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

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

     Depreciation expense was $76,373 for the three months ended March 31, 1997 compared to $239,647 for the same period in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $7,386 or 4% of lease revenue for the three months ended March 31, 1997. There was no interest expense during the same period in 1996. Interest expense in 1997 resulted from financing obtained from a third-party lender in connection with a like-kind exchange transaction which occurred during the third quarter of 1996. Interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

     Management fees were 4.7% of lease revenue for the three months ended March 31, 1997 compared to 5.8% of lease revenue for the same period in 1996. Management fees during the three months ended March 31, 1996 included $4,617, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $24,401 for the three months ended March 31, 1997 compared to $19,589 for the same period in 1996. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $158,630 and $513,222 during the three months ended March 31, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1997, the Partnership realized $701,900 in equipment sale proceeds compared to $54,247 for the same period in 1996. In addition, the Partnership received $194,092 from a lessee prior to the first quarter of 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996. During the three months ended March 31, 1997, the Partnership sold the equipment and such funds were recognized as equipment sales proceeds55. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In September 1996, the Partnership obtained additional long-term financing in connection with a like-kind exchange transaction. In future periods, the amount of cash used to repay debt obligations will continue to decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the level of cash required may fluctuate due to the use of the Partnership's available cash to retire indebtedness.

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $75,825. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $72,034, and the General Partner was allocated 5%, or $3,791. The first quarter 1997 cash distribution was paid on April 14, 1997.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of future quarterly cash distributions are anticipated.

                 AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings
                           Response:

                           Refer to Note 7 to the financial statements herein.

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



                    AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP


                    By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                    By:    /s/ Michael J. Butterfield
                           --------------------------------------------
                           Michael J. Butterfield
                           Treasurer of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Accounting Officer)


                    Date:  May 15, 1997
                           --------------------------------------------

                    By:    /s/ Gary Romano
                           --------------------------------------------
                           Gary M. Romano
                           Clerk of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                    Date:  May 15, 1997
                           --------------------------------------------