Form 10-Q
period 1997-06-30
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1997-08-14
CIK 847560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                            -----------------------

For Quarter Ended June 30, 1997                      Commission File No. 0-19135

                American Income Partners V-D Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                       04-3090151
----------------------------------------                ------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

88 Broad Street Street, Boston, MA                            02110
----------------------------------------                ------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION:                                              Page
                                                                            ----

    Item 1. Financial Statements

       Statement of Financial Position
          at June 30, 1997 and December 31, 1996                               3

       Statement of Operations
          for the three and six months ended June 30, 1997 and 1996            4

       Statement of Cash Flows
          for the six months ended June 30, 1997 and 1996                      5

       Notes to the Financial Statements                                     6-8


    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9-12

PART II. OTHER INFORMATION:

    Items 1 - 6                                                               13

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                        June 30,    December 31,
                                                          1997         1996
                                                      -----------   -----------
ASSETS

Cash and cash equivalents                             $ 2,692,492   $ 1,867,874

Rents receivable                                           31,470        15,859

Accounts receivable - affiliate                           122,219       101,298

Equipment at cost, net of accumulated depreciation
  of $3,330,596 and $4,761,138 at June 30, 1997
  and December 31, 1996, respectively                     710,139     1,566,382
                                                      -----------   -----------
      Total assets                                    $ 3,556,320   $ 3,551,413
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                         $   291,294   $   307,479
Accrued interest                                            7,044         1,336
Accrued liabilities                                        15,000        23,245
Accrued liabilities - affiliate                            13,854        20,837
Deferred rental income                                      1,280       194,980
Cash distributions payable to partners                     75,825        75,825
                                                      -----------   -----------
      Total liabilities                                   404,297       623,702
                                                      -----------   -----------

Partners' capital (deficit):
  General Partner                                        (374,452)     (385,667)
  Limited Partnership Interests
  (480,227 Units; initial purchase price of $25 each)   3,526,475     3,313,378
                                                      -----------   -----------
      Total partners' capital                           3,152,023     2,927,711
                                                      -----------   -----------
      Total liabilities and partners' capital         $ 3,556,320   $ 3,551,413
                                                      ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                            Three Months          Six Months
                                            Ended June 30,       Ended June 30,
                                            1997      1996      1997      1996
                                          --------  --------  --------  --------
Income:

    Lease revenue                         $183,537  $355,586  $367,319  $814,471

    Interest income                         32,501    19,357    62,211    35,070

    Gain on sale of equipment                2,475    24,088   195,650    55,747
                                          --------  --------  --------  --------

         Total income                      218,513   399,031   625,180   905,288
                                          --------  --------  --------  --------

Expenses:

    Depreciation                            73,528   236,577   149,901   476,224

    Interest expense                         7,042        --    14,428        --

    Equipment management fees
      - affiliate                            8,560    16,787    17,113    43,390

    Operating expenses - affiliate          43,375    19,074    67,776    38,663
                                          --------  --------  --------  --------
         Total expenses                    132,505   272,438   249,218   558,277
                                          --------  --------  --------  --------

Net income                                $ 86,008  $126,593  $375,962  $347,011
                                          ========  ========  ========  ========
Net income
   per limited partnership unit           $   0.17  $   0.25  $   0.74  $   0.69
                                          ========  ========  ========  ========
Cash distributions declared
   per limited partnership unit           $   0.15  $   0.37  $   0.30  $   0.75
                                          ========  ========  ========  ========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                          1997         1996
                                                      -----------   -----------
Cash flows from (used in) operating activities:
Net income                                            $   375,962   $   347,011

Adjustments to reconcile net income
  to net cash from operating activities:
     Depreciation                                         149,901       476,224
     Gain on sale of equipment                           (195,650)      (55,747)

Changes in assets and liabilities
  Decrease (increase) in:
     rents receivable                                     (15,611)      (30,985)
     accounts receivable - affiliate                      (20,921)       76,134
  Increase (decrease) in:
     accrued interest                                       5,708        (2,029)
     accrued liabilities                                   (8,245)       (7,500)
     accrued liabilities - affiliate                       (6,983)       (4,638)
     deferred rental income                                   392          (355)
                                                      -----------   -----------

        Net cash from operating activities                284,553       798,115
                                                      -----------   -----------
Cash flows from investing activities:
   Proceeds from equipment sales                          707,900        99,914
                                                      -----------   -----------
        Net cash from investing activities                707,900        99,914
                                                      -----------   -----------

Cash flows used in financing activities:
   Principal payments - notes payable                     (16,185)      (86,802)
   Distributions paid                                    (151,650)     (442,314)
                                                      -----------   -----------

        Net cash used in financing activities            (167,835)     (529,116)
                                                      -----------   -----------

Net increase in cash and cash equivalents                 824,618       368,913

Cash and cash equivalents at beginning of period        1,867,874     1,108,982
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 2,692,492   $ 1,477,895
                                                      ===========   ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest         $     8,720   $     2,029
                                                      ===========   ===========

Supplemental disclosure of non-cash activities:
      The Partnership received $194,092 from a lessee prior to the first quarter of 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement Financial Position at December 31, 1996. During the six months ended June 30 ,1997 the Partnership sold the equipment and such funds were recognized as sales proceeds.

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                                  June 30, 1997

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

      At June 30, 1997, the Partnership had $2,590,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $467,189 are due as follows:

      For the year ending June 30, 1998             $ 184,060
                                   1999               109,898
                                   2000                84,778
                                   2001                84,778
                                   2002                 3,675
                                                    ---------
                                  Total             $ 467,189
                                                    =========

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                                   (Continued)

                                         Lease Term                  Equipment
        Equipment Type                    (Months)                    At Cost
------------------------------           ----------                -----------
Aircraft                                    1-19                   $ 1,160,990
Materials handling                          1-60                     1,079,750
Construction and mining                    12-60                       364,308
Trailers/intermodal containers             11-66                       357,884
Tractors and heavy duty trucks             24-60                       301,746
Manufacturing                              24-60                       268,764
Communications                             23-60                       229,633
Computers and peripherals                  12-60                       107,488
Research and test                           9-24                       105,805
Motor vehicles                                24                        64,367
                                                                   -----------
                            Total equipment cost                     4,040,735

                        Accumulated depreciation                    (3,330,596)
                                                                   -----------
      Equipment, net of accumulated depreciation                   $   710,139
                                                                   ===========

      At June 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $1,332,708 representing approximately 33% of total equipment cost.

      The summary above includes equipment held for sale or re-lease with an original cost and net book value of approximately $444,000 and $400, respectively, at June 30, 1997.

NOTE 5 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                1997             1996
                                              --------         --------
      Equipment management fees               $ 17,113         $ 43,390
      Administrative charges                    27,420           10,272
      Reimbursable operating expenses
         due to third parties                   40,356           28,391
                                              --------         --------
                                Total         $ 84,889         $ 82,053
                                              ========         ========

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                                   (Continued)

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $122,219 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

NOTE 6 - NOTES PAYABLE

      Notes payable at June 30, 1997 consisted of installment notes payable to banks of $291,294. The installment notes are non-recourse, with interest rates ranging between 9.75% and 9.9% and are collateralized by the equipment and assignment of the related lease payments. All of the notes will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value as June 30, 1997.

      The annual maturities of the installment notes payable are as follows:

      For the year ending June 30, 1998             $  71,619
                                   1999                66,110
                                   2000                72,907
                                   2001                77,013
                                   2002                 3,645
                                                    ---------
                                  Total             $ 291,294
                                                    =========

NOTE 7 - LEGAL PROCEEDINGS

      On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

      The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

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

Results of Operations

      For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $183,537 and $367,319, respectively, compared to $355,586 and $814,471 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

      For the three months ended June 30, 1997, the Partnership sold equipment having a net book value of $3,525 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $2,475 compared to a net gain of $24,088 on equipment having a net book value of $14,792 for the same period in 1996.

      For the six months ended June 30, 1997, the Partnership sold equipment having a net book value of $706,342 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $195,650 compared to a net gain of $55,747 on equipment having a net book value of $44,167 for the same period in 1996.

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

      Depreciation expense was $73,528 and $149,901 for the three and six months ended June 30, 1997, respectively, compared to $236,577 and $476,224 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $7,042 and $14,428 or 3.8% and 3.9% of lease revenue for the three and six months ended June 30, 1997, respectively. There was no interest expense during the same periods in 1996. Interest expense in 1997 resulted from financing obtained from a third-party lender in connection with a like-kind exchange transaction which occurred during the third quarter of 1996. Interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

      Management fees were 4.7% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to 4.7% and 5.3% of lease revenue for each of the same periods in 1996. Management fees during the six months ended June 30, 1996 include $4,617, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $43,375 and $67,776 for the three and six months ended June 30, 1997 compared to $19,074 and $38,663 for the same period in 1996. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Liquidity and Capital Resources and Discussion of Cash Flows

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $284,553 and $798,115 for the six months ended June 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1997, the Partnership realized $707,900 in equipment sale proceeds compared to $99,914 for the same period in 1996. In addition, the Partnership received $194,092 from a lessee prior to the first quarter of 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996. During the six months ended June 30, 1997, the Partnership sold the equipment and such funds were recognized as equipment sales proceeds. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

      Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $151,650. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $144,067, and the General Partner was allocated 5%, or $7,583. The second quarter 1997 cash distribution was paid on July 14, 1997.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

                        Refer to Note 7 herein.

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

                  AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP


                     By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                     By:      /s/ Michael J. Butterfield
                              ----------------------------------------------
                              Michael J. Butterfield
                              Treasurer of AFG Leasing IV Incorporated
                              (Duly Authorized Officer and
                              Principal Accounting Officer)

                     Date:    August 14, 1997


                     By:      /s/ Gary M. Romano
                              ----------------------------------------------
                              Gary M. Romano
                              Clerk of AFG Leasing IV Incorporated
                              (Duly Authorized Officer and
                              Principal Financial Officer)

                     Date:    August 14, 1997