Form 10-Q
period 1997-09-30
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1997-11-14
CIK 847560

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------------------------------------
                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  -----------------------

                              ------------------------

For Quarter Ended September 30, 1997                 Commission File No. 0-19135

                  American Income Partners V-D Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                             04-3090151
--------------------------------------   --------------------------------------
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)

      88 Broad Street, Boston, MA                         02110
--------------------------------------   --------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (617) 854-5800
                                                   ----------------------------

--------------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

    Yes / / No / /

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Statement of Financial Position at September 30, 1997 and December 31, 1996............................          3

    Statement of Operations for the three and nine months ended September 30, 1997 and 1996................          4

    Statement of Cash Flows for the nine months ended September 30, 1997 and 1996..........................          5

    Notes to the Financial Statements......................................................................        6-8

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............       9-12

PART II. OTHER INFORMATION:

  Items 1-6................................................................................................         13

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1997 and December 31, 1996

                                  (Unaudited)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
ASSETS
Cash and cash equivalents...........................................................   $ 2,541,383    $1,867,874
Rents receivable....................................................................        69,731        15,859
Accounts receivable--affiliate......................................................        84,045       101,298
Equipment at cost, net of accumulated depreciation of $3,161,800 and $4,761,138 at
  September 30, 1997 and December 31, 1996, respectively............................       644,314     1,566,382
                                                                                      -------------  ------------
    Total assets....................................................................   $ 3,339,473    $3,551,413
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND PARTNERS' CAPITAL

Notes payable.......................................................................   $   --         $  307,479
Accrued interest....................................................................       --              1,336
Accrued liabilities.................................................................        22,500        23,245
Accrued liabilities--affiliate......................................................         8,326        20,837
Deferred rental income..............................................................        14,400       194,980
Cash distributions payable to partners..............................................        75,825        75,825
                                                                                      -------------  ------------
    Total liabilities...............................................................       121,051       623,702
                                                                                      -------------  ------------
Partners' capital (deficit):
General Partner.....................................................................      (371,132)     (385,667)
Limited Partnership Interests (480,227 Units; initial purchase price of $25 each)...     3,589,554     3,313,378
                                                                                      -------------  ------------
    Total partners' capital.........................................................     3,218,422     2,927,711
                                                                                      -------------  ------------
    Total liabilities and partners' capital.........................................   $ 3,339,473    $3,551,413
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                  The accompanying notes are in integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                                     THREE MONTHS              NINE MONTHS
                                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                               ------------------------  ------------------------
                                                                  1997         1996         1997         1996
                                                               ----------  ------------  ----------  ------------
Income:
  Lease revenue..............................................  $  126,684  $    762,891  $  494,003  $  1,577,362
  Interest income............................................      34,208        34,894      96,419        69,964
  Gain on sale of equipment..................................     112,440       474,581     308,090       530,328
                                                               ----------  ------------  ----------  ------------
    Total income.............................................     273,332     1,272,366     898,512     2,177,654
                                                               ----------  ------------  ----------  ------------
Expenses:
  Depreciation...............................................      65,825       142,954     215,726       619,178
  Interest expense...........................................       4,407         7,643      18,835         7,643
  Equipment management fees--affiliate.......................       5,634        37,171      22,747        80,561
  Operating expenses--affiliate..............................      55,242        26,707     123,018        65,370
                                                               ----------  ------------  ----------  ------------
    Total expenses...........................................     131,108       214,475     380,326       772,752
                                                               ----------  ------------  ----------  ------------
Net income...................................................  $  142,224  $  1,057,891  $  518,186  $  1,404,902
                                                               ----------  ------------  ----------  ------------
                                                               ----------  ------------  ----------  ------------
Net income per limited partnership unit......................  $     0.28  $       2.09  $     1.03  $       2.78
                                                               ----------  ------------  ----------  ------------
                                                               ----------  ------------  ----------  ------------
Cash distributions declared per limited partnership unit.....  $     0.15  $       3.62  $     0.45  $       4.37
                                                               ----------  ------------  ----------  ------------
                                                               ----------  ------------  ----------  ------------

                  The accompanying notes are in integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                                                            1997          1996
                                                                                        ------------  ------------
Cash flows from (used in) operating activities:
Net income............................................................................  $    518,186  $  1,404,902

Adjustments to reconcile net income to net cash from operating activities:
    Depreciation......................................................................       215,726       619,178
    Gain on sale of equipment.........................................................      (308,090)     (530,328)
Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable..................................................................       (53,872)      (12,521)
    accounts receivable--affiliate....................................................        17,253        61,301
  Increase (decrease) in:
    accrued interest..................................................................        (1,336)        5,614
    accrued liabilities...............................................................          (745)       (1,250)
    accrued liabilities--affiliate....................................................       (12,511)       (6,629)
    deferred rental income............................................................        13,512        (2,110)
                                                                                        ------------  ------------
      Net cash from operating activities..............................................       388,123     1,538,157
                                                                                        ------------  ------------
Cash flows from investing activities:
  Proceeds from equipment sales.......................................................       820,340     1,327,381
                                                                                        ------------  ------------
      Net cash from investing activities..............................................       820,340     1,327,381
                                                                                        ------------  ------------
Cash flows used in financing activities:
  Principal payments--notes payable...................................................      (307,479)      (86,802)
  Distributions paid..................................................................      (227,475)     (631,877)
                                                                                        ------------  ------------
      Net cash used in financing activities...........................................      (534,954)     (718,679)
                                                                                        ------------  ------------
Net increase in cash and cash equivalents.............................................       673,509     2,146,859
Cash and cash equivalents at beginning of period......................................     1,867,874     1,108,982
                                                                                        ------------  ------------
Cash and cash equivalents at end of period............................................  $  2,541,383  $  3,255,841
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest............................................  $     20,171  $      2,029
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Supplemental disclosure of non-cash activity:
    The Partnership received $194,092 from a lessee prior to 1997, representing an equipment purchase option.These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996.During the nine months ended September 30, 1997, the Partnership sold the equipment and such funds were recognized as sales proceeds.See also Note 4 to the financial statements for 1996 non-cash activities.

                  The accompanying notes are in integral part
                         of these financial statements.

                   AMERICAN PARTNERS V-D LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                               September 30, 1997

                                  (Unaudited)

NOTE 1--BASIS OF PRESENTATION

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    At September 30, 1997, the Partnership had $2,435,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $414,873 are due as follows:

    For the year ending September 30, 1998  $ 162,359
                                      1999    100,478
                                      2000     84,778
                                      2001     67,258
                                            ---------
                                     Total  $ 414,873
                                            ---------
                                            ---------

NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                   AMERICAN PARTNERS V-D LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)

                                                                                          REMAINING
                                                                                         LEASE TERM      EQUIPMENT
EQUIPMENT TYPE                                                                            (MONTHS)        AT COST
--------------------------------------------------------------------------------------  -------------  -------------
Aircraft..............................................................................            0    $   1,160,990
Materials handling....................................................................          0-3        1,058,340
Trailers and intermodal containers....................................................        45-46          357,884
Tractors and heavy duty trucks........................................................         0-17          301,746
Manufacturing.........................................................................         0-17          268,764
Communications........................................................................          0-5          229,633
Construction and mining...............................................................         0-16          151,097
Computers and peripherals.............................................................            0          107,488
Research and test.....................................................................            7          105,805
Motor vehicles........................................................................           17           64,367
                                                                                                       -------------
      Total equipment cost...........................................................................      3,806,114

      Accumulated depreciation.......................................................................     (3,161,800)
                                                                                                       -------------
      Equipment, net of accumulated depreciation.....................................................  $     644,314
                                                                                                       -------------
                                                                                                       -------------

    During July 1996, the Partnership transferred its ownership interest in certain trailers, previously leased to The Atchison Topeka and Santa Fe Railroad, to a third party for cash consideration of $60,170. The trailers had a net book value of $22,808 at the time of the transfer, which resulted in a net gain of $37,362. In September 1996, the Partnership replaced these trailers with comparable trailers and leased such to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $357,884, was reduced by $36,574, representing the proportionate amount of gain deferred on the original trailers. The Partnership funded this transaction with $58,901 of cash consideration and long-term financing of $335,557. The unused cash consideration of $1,269 was recognized as proceeds from equipment sales. The associated deferred gain of $788 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended September 30, 1996.

    At September 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $1,332,708, representing approximately 35% of total equipment cost.

    The summary above includes equipment held for sale or re-lease which had been fully depreciated with an original cost of approximately $36,000 at September 30, 1997. In addition, the summary above also includes equipment being leased on a month-to-month basis.

NOTE 5--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                   AMERICAN PARTNERS V-D LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)

                                                                           1997        1996
                                                                        ----------  ----------
Equipment management fees.............................................  $   22,747  $   80,561
Administrative charges................................................      42,862      15,408
Reimbursable operating expenses due to third parties..................      80,156      49,962
                                                                        ----------  ----------
    Total.............................................................  $  145,765  $  145,931
                                                                        ----------  ----------
                                                                        ----------  ----------

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $84,045 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.

NOTE 6--LEGAL PROCEEDINGS

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE
  MONTHS ENDED SEPTEMBER 30, 1996:

OVERVIEW

    The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment. Currently, the General Partner anticipates that it will wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, possibly by December 31, 1998.

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $126,684 and $494,003, respectively, compared to $762,891 and $1,577,362 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from renewal lease term expirations and the sale of equipment. Lease revenue during the three and nine months ended September 30, 1996 included the receipt of $516,712 of lease termination rents received in connection with the sale of the Partnership's interest in two Boeing 727-251 Advanced aircraft in July 1996 (see discussion below). The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

    For the three months ended September 30, 1997, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties resulting in a net gain, for financial statement purposes, of $112,440. For the nine months ended September 30, 1997, the Partnership sold equipment having a net book value of $706,342, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $308,090.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $759,192 and $796,572, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $475,756 and $529,540, respectively. These equipment sales included the sale of the Partnership's interest in two Boeing 727-251 Advanced aircraft with an original cost and net book value of $4,536,732 and $740,021, respectively, sold to the existing lessee in July 1996. In connection with this aircraft sale, the Partnership realized sale proceeds of $1,195,994, which resulted in a net gain, for financial statement purposes, of $455,973. This equipment was sold prior to the expiration of the related lease term, resulting in the receipt by the Partnership of lease termination rents, described above.

    During July 1996, the Partnership transferred its ownership interest in certain trailers to a third party for cash consideration of $60,170. The trailers had a net book value of $22,808 at the time of the transfer, resulting in a net gain of $37,362. In September 1996, the Partnership replaced these trailers with comparable trailers and leased such to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $357,884, was reduced by $36,574, representing the proportionate amount of gain deferred on the original trailers. The Partnership funded this transaction with $58,901 of cash consideration and long-term financing of $335,557. The unused cash consideration of $1,269 was recognized as proceeds from equipment sales. The associated deferred gain of $788 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended September 30, 1996.

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

    Depreciation expense was $65,825 and $215,726 for the three and nine months ended September 30, 1997, respectively, compared to $142,954 and $619,178 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $4,407 and $18,835 or 3.5% and 3.8% of lease revenue for the three and nine months ended September 30, 1997, respectively. Interest expense was $7,643 during each of the three and nine months ended September 30, 1996 (1% and less than 1% of lease revenue for the respective periods). Interest expense

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

in both 1997 and 1996 related to financing obtained from a third-party lender in connection with the like-kind exchange transaction which occurred during the three months ended September 30, 1996, described above. The Partnership's notes payable were fully amortized during the three months ended September 30, 1997.

    Management fees were 4.4% and 4.6% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 4.9% and 5.1% of lease revenue for the same periods in 1996. Management fees during the nine months ended September 30, 1996 included $4,617, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $55,242 and $123,018 for the three and nine months ended September 30, 1997, respectively, compared to $26,707 and $65,370 for the same periods in 1996. The increase in operating expenses from 1996 to 1997 resulted primarily from increases in administrative charges and professional fees. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $388,123 and $1,538,157 for the nine months ended September 30, 1997 and 1996, respectively. Net cash from operating activities in 1996 included lease termination rents of $516,712 received in connection with the aircraft sale discussed above. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1997, the Partnership realized $820,340 in equipment sale proceeds compared to $1,327,381 for the same period in 1996. In addition, the Partnership received $194,092 from a lessee prior to 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996. During the nine months ended September 30, 1997, the Partnership sold the equipment and such funds were recognized as equipment sales proceeds. Future inflows of cash from asset disposals will vary in timing and amount and will be

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the three months ended September 30, 1997 utilizing rent receipts and available cash.

    Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $227,475. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $216,101, and the General Partner was allocated 5%, or $11,374. The third quarter 1997 cash distribution was paid on October 14, 1997.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
             Response:

             Refer to Note 6 to the financial statements herein.

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

                          AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.

                             By:   /s/ Michael J. Butterfield
                                   -----------------------------------------
                                   Michael J. Butterfield
                                   Treasurer of AFG Leasing IV Incorporated
                                   (Duly Authorized Officer and
                                   Principal Accounting Officer)

                             Date: November 14, 1997
                                   -----------------------------------------

                             By:   /s/ Gary M. Romano
                                   -----------------------------------------
                                   Gary M. Romano
                                   Clerk of AFG Leasing IV Incorporated
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

                             Date: November 14, 1997
                                   -----------------------------------------