Form 10-K
period 1997-12-31
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1998-03-31
CIK 847560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended  December 31, 1997
                                             -----------------------------------
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------     ---------------------------

Commission file number     0-19135
                      ----------------------------------------------------------

                American Income Partners V-D Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Massachusetts                                          04-3090151
-------------------------------------                 --------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                         Identification No.)

  88 Broad St., Sixth Floor, Boston, MA                  02110
---------------------------------------                -------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act             NONE
                                                          ----------------------

     Title of each class            Name of each exchange on which registered
-----------------------------       --------------------------------------------
-----------------------------       --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

             480,227 Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                              ---    ---
         State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.


                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1997 (Part I and II)

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                -----
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

        The Closing Date of the Offering of Units of the Partnership was September 27, 1990. The initial purchase of equipment and the associated lease commitments occurred on September 28, 1990. The acquisition of the equipment and its associated leases is described in Note 3 to the financial statements included in Item 14, herein. The Partnership is expected to terminate no later than December 31, 2000; however, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See
Note 6 to the accompanying financial statements.

        The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates (the "Manager"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13 herein, and in Note 4 to the financial statements included in Item 14, herein.

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

        Default by a lessee under a lease may cause equipment to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such equipment. This could result in the loss of a material portion of anticipated revenues.

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

        Revenue from individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1997, 1996 and 1995 is incorporated herein by reference to Note 2 to the financial statements in the 1997 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

        EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Manager or Advisor to the Partnership and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

        In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales

        Not applicable.

Item 2. Properties.

        Incorporated herein by reference to Note 3 to the financial statements in the 1997 Annual Report.

Item 3. Legal Proceedings.

        Incorporated herein by reference to Note 6 to the financial statements in the 1997 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

        (a) Market Information

        There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

        (b) Approximate Number of Security Holders

        At December 31, 1997, there were 749 record holders of Units in the Partnership.

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

        Distributions in 1997 and 1996 were as follows:

                                                        General       Recognized
                                         Total          Partner         Owners
                                      ----------      ----------      ----------
Total 1997 distributions              $  284,344      $   14,217      $  270,127

Total 1996 distributions               2,284,869         114,243       2,170,626
                                      ----------      ----------      ----------
                   Total              $2,569,213      $  128,460      $2,440,753
                                      ----------      ----------      ----------
                                      ----------      ----------      ----------

        Distributions payable at December 31, 1997 and 1996 were $56,869 and $75,825, respectively.

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

Item 6. Selected Financial Data.

        Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

Item 8. Financial Statements and Supplementary Data.

        Incorporated herein by reference to the financial statements and supplementary data included in the 1997 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.  Directors and Executive Officers of the Partnership.

        (a-b) Identification of Directors and Executive Officers

        The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing IV Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 1998 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF

THE GENERAL PARTNER (See Item 13)

       Name                                     Title                                   Age             Term
-----------------------          ----------------------------------------            --------       ---------------
Geoffrey A. MacDonald             Chairman and a member of the                                          Until a
                                  Executive Committee of EFG                                           successor
                                  and President and a Director                                          is duly
                                  of the General Partner                                  49           elected
                                                                                                          and
                                                                                                       qualified
Gary D. Engle                     President and Chief Executive
                                  Officer and member of the
                                  Executive Committee of EFG and a
                                  Director of the General Partner                         49

Gary M. Romano                    Executive Vice President and Chief
                                  Operating Officer of EFG and
                                  Clerk of the General Partner                            38

James A. Coyne                    Executive Vice President of EFG                         37

Michael J. Butterfield            Vice President, Finance and Treasurer
                                  of EFG and Treasurer of the
                                  General Partner                                         38

James F. Livesey                  Vice President, Aircraft and Vessels
                                  of EFG                                                  48

Sandra L. Simonsen                Senior Vice President, Information Systems
                                  of EFG                                                  47

Gail D. Ofgant                    Vice President, Lease Operations of EFG                 32

        (c) Identification of Certain Significant Persons

        None.

        (d) Family Relationship

        No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

        (e) Business Experience

         Mr. MacDonald, age 49, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

         Mr. Engle, age 49, is President and Chief Executive Officer and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates. On December 16, 1994, Mr. Engle acquired control of EFG, the General Partner and each of EFG's subsidiaries. Mr. Engle controls the general partner of AALP and is a limited partner in AALP. Mr. Engle is also a limited partner in ONC. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

         Mr. Romano, age 38, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the General Partner. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

         Mr. Coyne, age 37, is Executive Vice President of EFG. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. Mr. Coyne was appointed Executive Vice President of EFG in September 1997. Mr. Coyne is a limited partner in AALP and ONC. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

         Mr. Butterfield, age 38, joined EFG in June 1992 and became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and is Treasurer of the General Partner. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

         Mr. Livesey, age 48, is Vice President, Aircraft and Vessels, of EFG. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held equipment leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

         Ms. Simonsen, age 47, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

         Ms. Ofgant, age 32, is Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in June 1989, and was promoted to Manager, Lease Operations in April 1994. In April 1996, Ms. Ofgant was appointed Vice President, Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

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

         No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 480,227 outstanding Units as of March 1, 1998.

        The ownership and organization of EFG is described in Item 1 of this report.

Item 13. Certain Relationships and Related Transactions.

        The General Partner of the Partnership is AFG Leasing IV Incorporated, an affiliate of EFG.

        (a) Transactions with Management and Others

        All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1997, 1996 and 1995, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                   1997       1996        1995
                                                --------    --------    --------
Equipment management fees                       $ 30,066    $ 89,296    $ 93,197
Administrative charges                            58,303      37,037      20,544
Reimbursable operating
     expenses due to third parties                84,399      65,882     108,100
                                                --------    --------    --------
                                Total           $172,768    $192,215    $221,841
                                                --------    --------    --------
                                                --------    --------    --------

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

        All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1997, the Partnership was owed $36,232 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1998.

        Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"), both Massachusetts limited partnerships formed in 1995 owned and controlled by certain principals of EFG, own 20,888 Units or 4.35% and 1,240 Units or 0.26% of the total outstanding units of the Partnership, respectively.

EFG owns a Class D interest in AALP and a 49% limited partnership interest in ONC, both of which it acquired in December 1996.

        (b) Certain Business Relationships

        None.

        (c) Indebtedness of Management to the Partnership

        None.

        (d) Transactions with Promoters

        See Item 13(a) above.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  Documents filed as part of this report:

             (1)         Financial Statements:

                         Report of Independent Auditors.........................................*

                         Statement of Financial Position
                         at December 31, 1997 and 1996..........................................*

                         Statement of Operations
                         for the years ended December 31, 1997, 1996 and 1995...................*

                         Statement of Changes in Partners' Capital
                         for the years ended December 31, 1997, 1996 and 1995...................*

                         Statement of Cash Flows
                         for the years ended December 31, 1997, 1996 and 1995...................*

                         Notes to the Financial Statements......................................*

             (2)         Financial Statement Schedules:

                         None required.

             (3)         Exhibits:

                         Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

           Exhibit
           Number
          ---------

            4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No. 33-35148).

           13 The 1997 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

           23            Consent of Independent Auditors.

           99  (a)       Lease agreement with Northwest Airlines, Inc. was
                         filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 as Exhibit 28 (a) and is incorporated herein by reference.

* Incorporated herein by reference to the appropriate portion of the 1997 Annual Report to security holders for the year ended December 31, 1997 (see Part II).

          Exhibit
          Number
         ---------

           99  (b)       Lease agreement with Consolidated Rail Corporation
                         was filed in the Registrant's Annual Report on Form
                         10-K for the year ended December 31, 1995 as Exhibit 99
                         (c) and is incorporated herein by reference.

           99  (c)       Lease  agreement with Awin Leasing  Company,  Inc. is
                         filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

           99  (d)       Lease agreement with Ford Motor Company is filed in
                         the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

           99  (e)       Lease agreement with Transnet Limited is filed in
                         the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

(b) Reports on Form 8-K:

        None.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        By: AFG Leasing IV Incorporated,
                       a Massachusetts corporation and the
                       General Partner of the Registrant.

By: /s/ Geoffrey A. MacDonald                   By: /s/ Gary D. Engle
   -----------------------------                   -----------------------------
Geoffrey A. MacDonald                           Gary D. Engle
Chairman and a member of the                    President and Chief Executive
Executive Committee of EFG and                  Officer and a member of the
President and a Director of the                 Executive Committee of EFG and a
General Partner                                 Director of the General Partner
                                                (Principal Executive Officer)

Date:   March 31, 1998                          Date:     March 31, 1998
     ---------------------------                     ---------------------------


By: /s/ Gary M. Romano                          By: /s/ Michael J. Butterfield
   -----------------------------                   -----------------------------
Gary M. Romano                                  Michael J. Butterfield
Executive Vice President and Chief              Vice President, Finance and
Operating Officer of EFG and Clerk              Treasurer of EFG and Treasurer
of the General Partner                          of the General Partner
(Principal Financial Officer)                   (Principal Accounting Officer)

Date:   March 31, 1998                          Date:     March 31, 1998
     ---------------------------                     ---------------------------