Form 10-Q
period 1998-03-31
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1998-05-15
CIK 847560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               ------------------------------

                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from_________________________ to ____________________

                            _______________________

For Quarter Ended March 31, 1998                     Commission File No. 0-19135

                American Income Partners V-D Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                                04-3090151
-------------                                                ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

88 Broad Street, Boston, MA                                  02110
-----------------------------------                          ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                       --------------


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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Statement of Financial Position
         at March 31, 1998 and December 31, 1997                             3

      Statement of Operations
         for the three months ended March 31, 1998 and 1997                  4

      Statement of Cash Flows
         for the three months ended March 31, 1998 and 1997                  5

      Notes to the Financial Statements                                    6-8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9-12

PART II.  OTHER INFORMATION:

   Items 1 - 6                                                              13

                  AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1998 and December 31, 1997

                                   (Unaudited)

                                                          March 31,      December 31,
                                                             1998           1997
                                                         -----------    -----------

ASSETS

Cash and cash equivalents                                $ 2,798,453    $ 2,772,762

Rents receivable                                              41,016         38,705

Accounts receivable - affiliate                               48,744         36,232

Equipment at cost, net of accumulated depreciation
   of $2,817,004 and $2,918,957 at March 31, 1998
   and December 31, 1997, respectively                       548,428        595,338
                                                         -----------    -----------

      Total assets                                       $ 3,436,641    $ 3,443,037
                                                         ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                      $     9,852    $     9,200
Accrued liabilities - affiliate                                7,528         12,822
Deferred rental income                                            --            440
Cash distributions payable to partners                        56,869         56,869
                                                         -----------    -----------

      Total liabilities                                       74,249         79,331
                                                         -----------    -----------
Partners' capital (deficit):
   General Partner                                          (363,932)      (363,867)

   Limited Partnership Interests
   (480,227 Units; initial purchase price of $25 each)     3,726,324      3,727,573
                                                         -----------    -----------

      Total partners' capital                              3,362,392      3,363,706
                                                         -----------    -----------

      Total liabilities and partners' capital            $ 3,436,641    $ 3,443,037
                                                         ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                           1998           1997
                                                         --------       --------
Income:

   Lease revenue                                         $ 93,500       $183,782

   Interest income                                         36,625         29,710

   Gain on sale of equipment                                8,600        193,175
                                                         --------       --------

         Total income                                     138,725        406,667
                                                         --------       --------

Expenses:

   Depreciation                                            46,910         76,373

   Interest expense                                            --          7,386

   Equipment management fees - affiliate                    4,039          8,553

   Operating expenses - affiliate                          32,221         24,401
                                                         --------       --------

         Total expenses                                    83,170        116,713
                                                         --------       --------

Net income                                               $ 55,555       $289,954
                                                         ========       ========

Net income
   per limited partnership unit                          $   0.11       $   0.57
                                                         ========       ========

Cash distribution declared
   per  limited  partnership unit                        $   0.11       $   0.15
                                                         ========       ========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                         1998           1997
                                                     -----------    -----------
Cash flows from (used in) operating activities:
Net income                                           $    55,555    $   289,954
Adjustments to reconcile net income to net
   cash from operating activities:
      Depreciation                                        46,910         76,373
      Gain on sale of equipment                           (8,600)      (193,175)

Changes in assets and liabilities
   Increase in:
      rents receivable                                    (2,311)          (245)
      accounts receivable - affiliate                    (12,512)       (12,059)
   Increase (decrease) in:
      accrued interest                                        --          1,052
      accrued liabilities                                    652         (4,495)
      accrued liabilities - affiliate                     (5,294)         1,668
      deferred rental income                                (440)          (443)
                                                     -----------    -----------

         Net cash from operating activities               73,960        158,630
                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from equipment sales                           8,600        701,900
                                                     -----------    -----------

         Net cash from investing activities                8,600        701,900
                                                     -----------    -----------

Cash flows used in financing activities:
   Principal payments - notes payable                         --        (11,507)
   Distributions paid                                    (56,869)       (75,825)
                                                     -----------    -----------

         Net cash used in financing activities           (56,869)       (87,332)
                                                     -----------    -----------

Net increase in cash and cash equivalents                 25,691        773,198

Cash and cash equivalents at beginning of period       2,772,762      1,867,874
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 2,798,453    $ 2,641,072
                                                     ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest          $        --    $     6,334
                                                     ===========    ===========


Supplemental disclosure of non-cash activities:

      The Partnership received $194,092 from a lessee prior to 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement Financial Position at December 31, 1996. During the three months ended March 31, 1997, the Partnership sold the equipment and recognized these funds as sales proceeds.

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                 March 31, 1998

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1997 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1997 Annual Report.

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and results of operations for the three month periods ended March 31, 1998 and 1997 have been made and are reflected.

NOTE 2 - CASH

      At March 31, 1998, the Partnership had $2,664,817 invested in federal agency discount notes and in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $320,948 are due as follows:

      For the year ending March 31, 1999               $ 124,768
                                    2000                  86,533
                                    2001                  84,778
                                    2002                  24,869
                                                       ---------
                                   Total               $ 320,948
                                                       =========

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at March 31, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


                                          Remaining
                                          Lease Term          Equipment
             Equipment Type                (Months)            at Cost
             --------------                --------            -------
Aircraft                                       0          $  1,160,990
Materials handling                           0-5               939,826
Trailers/intermodal containers             39-40               357,884
Communications                                 0               229,633
Tractors and heavy duty trucks              0-11               181,080
Construction and mining                     0-10               151,097
Research and test                              1               105,805
Manufacturing                                 11                95,459
Computers and peripherals                      0                79,291
Motor vehicles                                11                64,367
                                                          ------------

                            Total equipment cost             3,365,432

                        Accumulated depreciation            (2,817,004)
                                                          ------------

      Equipment, net of accumulated depreciation          $    548,428
                                                          ============

      At March 31, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $1,332,708, representing approximately 40% of total equipment cost.

      The summary above includes equipment held for sale or re-lease with an original cost and net book value of approximately $1,239,000 and $293,000, respectively, at March 31, 1998. This equipment includes the Partnership's proportionate interest in a Pratt & Whitney JT9D-7J jet engine, formerly leased to Southern Air Transport, Inc. The General Partner is currently holding discussions with a third party related to the sale of the JT9D-7J engine and is actively seeking the sale or re-lease of all other equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                          1998             1997
                                       ----------       ----------
   Equipment management fees           $    4,039       $    8,553
   Administrative charges                  15,441            9,258
   Reimbursable operating expenses
      due to third parties                 16,780           15,143
                                      -----------      -----------

                       Total           $   36,260       $   32,954
                                       ==========       ==========

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1998, the Partnership was owed $48,744 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1998.

NOTE 6 - LEGAL PROCEEDINGS

      On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

      The Plaintiffs have asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

      On March 9, 1998, counsel for the Defendants and the Plaintiffs entered into a Memorandum of Understanding setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Memorandum of Understanding represents a preliminary step towards a comprehensive Stipulation of Settlement between the parties that must be presented to and approved by the Court as a condition precedent to effecting a settlement. The Memorandum of Understanding (i) prescribes a number of conditions necessary to achieving a settlement, including providing the partners (or beneficiaries, as applicable) of the Nominal Defendants with the opportunity to vote on any settlement and (ii) contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Memorandum of Understanding provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national stock exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly-organized equipment leasing programs. To the extent that the parties agree upon a Stipulation of Settlement that is approved by the Court, the complete terms thereof will be communicated to all of the partners (or beneficiaries) of the Nominal Defendants to enable them to vote thereon.

      There can be no assurance that the parties will agree upon a Stipulation of Settlement, or that it will be approved by the Court, or that the outcome of the voting by the partners (or beneficiaries) of the Nominal Defendants, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in any such settlement. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a Stipulation of Settlement will be agreed upon by the parties and approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report of American Income Partners V-D Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"), to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. EFG's computer programs were designed and written using four digits to define the applicable year. As a result, EFG does not anticipate system failure or miscalculations causing disruptions of operations. Based on recent assessments, EFG determined that minimal modification of software is required so that its network operating system will function properly with respect to dates in the year 2000 and thereafter. EFG believes that with these modifications to the existing operating system, the Year 2000 Issue will not pose significant operational problems for its computer systems. EFG will utilize internal resources to upgrade software for Year 2000 modifications and anticipates completing the Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating system. The total cost of the Year 2000 project is expected to be insignificant and have no effect on the results of operations of the Partnership.

Three months ended March 31, 1998 compared to the three months ended March 31, 1997:

Overview

   The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 6 to the accompanying financial statements.

Results of Operations

   For the three months ended March 31, 1998, the Partnership recognized lease revenue of $93,500 compared to $183,782 for the same period in 1997. The decrease in lease revenue from 1997 to 1998 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

      For the three months ended March 31, 1998, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $8,600 compared to a net gain of $193,175 on equipment having a net book value of $702,817 for the same period in 1997

      It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

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

      Depreciation expense was $46,910 for the three months ended March 31, 1998 compared to $76,373 for the same period in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $7,386 or 4% of lease revenue for the three months ended March 31, 1997. There was no interest expense during the same period in 1998 as the Partnership's notes payable were fully amortized during the year ending December 31, 1997.

      Management fees were approximately 4.3% and 4.7% of lease revenue for the three months ended March 31, 1998 and 1997, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $32,221 for the three months ended March 31, 1998 compared to $24,401 for the same period in 1997. The increase in operating expenses from 1997 to 1998 resulted primarily from an increase in administrative charges. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Liquidity and Capital Resources and Discussion of Cash Flows

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. In addition, in 1997 such cash inflows were used to satisfy debt service obligations associated with leveraged leases. Operating activities generated net cash inflows of $73,960 and $158,630 during the three months ended March 31, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1998, the Partnership realized $8,600 in equipment sale proceeds compared to $701,900 for the same period in 1997. In addition, the Partnership received $194,092 from a lessee prior to 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996. During the three months ended March 31, 1997, the Partnership sold the equipment and recognized these funds as sale proceeds. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the year ended December 31, 1997.

      Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $56,869. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $54,026, and the General Partner was allocated 5%, or $2,843. The first quarter 1998 cash distribution was paid on April 14, 1998.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


      The future liquidity of the Partnership will be influenced by the foregoing, as well as the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements. The General Partner anticipates that cash proceeds resulting from the collection of contractual rents and the outcome of residual activities will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of future quarterly cash distributions are anticipated.

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


                   AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP


                     By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                     By:   /s/  Michael J. Butterfield
                           -------------------------------------------
                           Michael J. Butterfield
                           Treasurer of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Accounting Officer)


                     Date: May 15, 1998
                           -------------------------------------------


                     By:   /s/  Gary Romano
                           -------------------------------------------
                           Gary M. Romano
                           Clerk of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                     Date: May 15, 1998
                           -------------------------------------------