Form 10-Q
period 1998-09-30
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1998-11-17
CIK 847560

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

FOR QUARTER ENDED SEPTEMBER 30, 1998                 COMMISSION FILE NO. 0-19135

                            ------------------------

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                           04-3090151
      (State or other jurisdiction of        (IRS Employer incorporation or
       incorporation or organization)                 organization)

        88 BROAD STREET, BOSTON, MA                       02110
  (Address of principal executive offices)             (Zip Code)

                                 (617) 854-5800
               Registrant's telephone number, including area code

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          AMERICAN INCOME PARTNERS V-D
                              LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Statement of Financial Position at September 30, 1998 and December 31, 1997...........................          3

    Statement of Operations for the three and nine months ended September 30, 1998 and 1997...............          4

    Statement of Cash Flows for the nine months ended September 30, 1998 and 1997.........................          5

    Notes to the Financial Statements.....................................................................        6-9

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........      10-14

PART II. OTHER INFORMATION:

  Items 1 - 6.............................................................................................         15

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
                        STATEMENT OF FINANCIAL POSITION
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                              1998             1997
                                                         --------------   --------------
 ASSETS
 Cash and cash equivalents.............................  $   3,748,705    $   2,772,762
 Rents receivable......................................         26,305           38,705
 Accounts receivable - affiliate.......................         23,075           36,232
 Equipment at cost, net of accumulated depreciation of
  $1,812,903 and $2,918,957 at September 30, 1998 and
  December 31, 1997, respectively......................        223,378          595,338
                                                         --------------   --------------
     Total assets......................................  $   4,021,463    $   3,443,037
                                                         --------------   --------------
                                                         --------------   --------------

 LIABILITIES AND PARTNERS' CAPITAL
 Accrued liabilities...................................  $     273,500    $       9,200
 Accrued liabilities - affiliate.......................          6,628           12,822
 Deferred rental income................................            420              440
 Cash distributions payable to partners................         56,869           56,869
                                                         --------------   --------------
     Total liabilities.................................        337,417           79,331
                                                         --------------   --------------
 Partners' capital (deficit):
   General Partner.....................................       (347,850)        (363,867)
   Limited Partnership Interests
     (480,227 Units; initial purchase price of $25
     each).............................................      4,031,896        3,727,573
                                                         --------------   --------------
     Total partners' capital...........................      3,684,046        3,363,706
                                                         --------------   --------------
     Total liabilities and partners' capital...........  $   4,021,463    $   3,443,037
                                                         --------------   --------------
                                                         --------------   --------------

   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                           THREE MONTHS              NINE MONTHS
                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                         1998        1997         1998         1997
                                       ---------   ---------   -----------   ---------
 Income:
   Lease revenue.....................  $  68,902   $ 126,684   $   258,024   $ 494,003
   Interest income...................     47,528      34,208       118,450      96,419
   Gain on sale of equipment.........     --         112,440       655,199     308,090
                                       ---------   ---------   -----------   ---------
     Total income....................    116,430     273,332     1,031,673     898,512
                                       ---------   ---------   -----------   ---------
 Expenses:
   Depreciation......................     16,141      65,825        99,382     215,726
   Interest expense..................     --           4,407       --           18,835
   Equipment management fees -
     affiliate.......................      2,810       5,634        10,994      22,747
   Operating expenses - affiliate....     39,321      55,242       430,350     123,018
                                       ---------   ---------   -----------   ---------
     Total expenses..................     58,272     131,108       540,726     380,326
                                       ---------   ---------   -----------   ---------
 Net income..........................  $  58,158   $ 142,224   $   490,947   $ 518,186
                                       ---------   ---------   -----------   ---------
                                       ---------   ---------   -----------   ---------
 Net income per limited partnership
  unit...............................  $    0.12   $    0.28   $      0.97   $    1.03
                                       ---------   ---------   -----------   ---------
                                       ---------   ---------   -----------   ---------
 Cash distributions declared per
  limited partnership unit...........  $    0.11   $    0.15   $      0.34   $    0.45
                                       ---------   ---------   -----------   ---------
                                       ---------   ---------   -----------   ---------

   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                            1998          1997
                                                         -----------   -----------
 Cash flows from (used in) operating activities:
 Net income............................................  $   490,947   $   518,186
 Adjustments to reconcile net income to net cash from
  operating activities:
     Depreciation......................................       99,382       215,726
     Gain on sale of equipment.........................     (655,199)     (308,090)
 Changes in assets and liabilities
   Decrease (increase) in:
     rents receivable..................................       12,400       (53,872)
     accounts receivable - affiliate...................       13,157        17,253
   Increase (decrease) in:
     accrued interest..................................      --             (1,336)
     accrued liabilities...............................      264,300          (745)
     accrued liabilities - affiliate...................       (6,194)      (12,511)
     deferred rental income............................          (20)       13,512
                                                         -----------   -----------
       Net cash from operating activities..............      218,773       388,123
                                                         -----------   -----------
 Cash flows from investing activities:
   Proceeds from equipment sales.......................      927,777       820,340
                                                         -----------   -----------
       Net cash from investing activities..............      927,777       820,340
                                                         -----------   -----------
 Cash flows used in financing activities:
   Principal payments - notes payable..................      --           (307,479)
   Distributions paid..................................     (170,607)     (227,475)
                                                         -----------   -----------
       Net cash used in financing activities...........     (170,607)     (534,954)
                                                         -----------   -----------
 Net increase in cash and cash equivalents.............      975,943       673,509
 Cash and cash equivalents at beginning of period......    2,772,762     1,867,874
                                                         -----------   -----------
 Cash and cash equivalents at end of period............  $ 3,748,705   $ 2,541,383
                                                         -----------   -----------
                                                         -----------   -----------
 Supplemental disclosure of cash flow information:
   Cash paid during the period for interest............  $   --        $    20,171
                                                         -----------   -----------
                                                         -----------   -----------

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

NOTE 1 -- BASIS OF PRESENTATION

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and results of operations for the three and nine month periods ended September 30, 1998 and 1997 have been made and are reflected.

NOTE 2 -- CASH

    At September 30, 1998, the Partnership had $3,638,504 invested in federal agency discount notes and in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 -- REVENUE RECOGNITION

    Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $274,394 are due as follows:

   For the year ending September 30, 1999  $117,368
                                     2000    89,768
                                     2001    67,258
                                           --------
                                    Total  $274,394
                                           --------
                                           --------

NOTE 4 -- EQUIPMENT

    The following is a summary of equipment owned by the Partnership at September 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)

equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                         REMAINING
                                                         LEASE TERM    EQUIPMENT
 EQUIPMENT TYPE                                           (MONTHS)      AT COST
 ------------------------------------------------------  ----------   ------------
 Materials handling....................................        0      $    905,821
 Trailers/intermodal containers........................    33-34           357,878
 Communications........................................        0           229,633
 Construction and mining...............................      0-4           151,097
 Research and test.....................................        0           105,805
 Manufacturing.........................................        5            95,460
 Computers and peripherals.............................        0            79,299
 Motor vehicles........................................        5            64,367
 Tractors and heavy duty trucks........................        5            46,921
                                                                      ------------
                                               Total equipment cost      2,036,281
                                           Accumulated depreciation     (1,812,903)
                                                                      ------------
                         Equipment, net of accumulated depreciation   $    223,378
                                                                      ------------
                                                                      ------------

    At September 30, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $171,719 representing approximately 8% of total equipment cost.

    The summary above includes fully depreciated equipment held for re-lease or sale with an original cost of approximately $78,000 at September 30, 1998. In addition, the summary above also includes equipment being leased on a month-to-month basis.

NOTE 5 -- RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                 1998      1997
                                                               --------  --------
 Equipment management fees...................................  $ 10,994  $ 22,747
 Administrative charges......................................    46,323    42,862
 Reimbursable operating expenses due to third parties........   384,027    80,156
                                                               --------  --------
     Total...................................................  $441,344  $145,765
                                                               --------  --------
                                                               --------  --------

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1998, the Partnership was owed $23,075 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1998.

NOTE 6 -- LEGAL PROCEEDINGS

    On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)

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

    On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998. On August 20, 1998, the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order"). The Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothesizing, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved. Similarly, the August 20 Order enjoined the General Partner of the Partnership (and the general partners of certain affiliated partnerships) from, among other things, recording any such transfers.

    The Stipulation of Settlement, as preliminarily approved by the Court, contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the restructuring.

    A preliminary Solicitation Statement, describing, among other things, the various terms of settlement, was filed with the Securities and Exchange Commission on August 25, 1998. Upon completion of the review process, a definitive Solicitation Statement will be distributed to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring. Prior to the settlement becoming final, the Court will hold a hearing on the settlement that will be open to all interested parties. The Court has scheduled a hearing date for December 11, 1998. Currently, it is anticipated that a request for extension will be filed

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)

with the Court to permit sufficient time to complete the regulatory review process and print and mail the definitive Solicitation Statement. Class members will be notified of the final hearing date in advance.

    There can be no assurance that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in all or any of the Exchange Partnerships, including the Partnership, being included in the proposed restructuring. There also can be no assurance that a settlement, including the restructuring, will be approved by the Court and effected. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

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

YEAR 2000 ISSUE

    The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. Presently, EFG anticipates completing its Year 2000 project by December 31, 1998 at a di minimus cost to the Partnership. Aggregate costs for the entire project are anticipated to be less than $50,000, all of which will have been expensed as incurred.

    EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and are expected to require only minor modifications to function properly with respect to dates in the year 2000 and thereafter. Moreover, EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems will be Year 2000 compliant by the end of 1998. Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. However, non-compliance on the part of a lessee could, under a worse case scenario, result in lost revenues to the Partnership.

    EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Partnership's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Partnership is not determinable.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE
  MONTHS ENDED SEPTEMBER 30, 1997:

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

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1998, the Partnership recognized lease revenue of $68,902 and $258,024, respectively, compared to $126,684 and $494,003 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

    For the three months ended September 30, 1997, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes of $112,440. There were no equipment sales during the three months ended September 30, 1998.

    For the nine months ended September 30, 1998, the Partnership sold equipment, having a net book value of $272,578, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes of $655,199 compared to a net gain of $308,090 on equipment having a net book value of $706,342 for the same period in 1997.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

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

    Depreciation expense was $16,141 and $99,382 for the three and nine months ended September 30, 1998, respectively, compared to $65,825 and $215,726 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $4,407 and $18,835 or 3.5% and 3.8% of lease revenue for the three and nine months ended September 30, 1997, respectively. The Partnership's notes payable were fully amortized during the year ending December 31, 1997.

    Management fees were 4.1 and 4.3% of lease revenue for each of the three and nine months, respectively, ended September 30, 1998 compared to 4.4% and 4.6% of lease revenue for each of the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $39,321 and $430,350 for the three and nine months ended September 30, 1998, respectively, compared to $55,242 and $123,018 for the same periods in 1997. During the nine months ended September 30, 1998, the Partnership incurred or accrued approximately $271,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 6 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. In addition, in 1997 such cash flows were used to satisfy debt service obligations associated with leveraged leases. Operating activities generated net cash inflows of $218,773 and $388,123 for the nine months ended September 30, 1998 and 1997, respectively. Future

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1998, the Partnership realized $927,777 in equipment sale proceeds compared to $820,340 for the same period in 1997. In addition, the Partnership received $194,092 from a lessee prior to 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996. During the nine months ended September 30, 1997, the Partnership sold the equipment and such funds were recognized as equipment sales proceeds. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the year ended December 31, 1997.

    The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 5 to the financial statements presented in the Partnership's 1997 Annual Report). For instance, selling commissions, organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss, the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, and the treatment of unrealized gains or losses on investment securities, if any, for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

    For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1998. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Amended and Restated Agreement and Certificate of Limited Partnership, requires that upon the dissolution of the Partnership,

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

the General Partner will be required to contribute to the partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1997, the General Partner had a positive tax capital account balance.

    At September 30, 1998, the Partnership had aggregate future minimum lease payments of $274,394 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will have cash outflows to pay management fees and operating expenses. The Partnership may also be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. Ultimately, the Partnership is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Partners in accordance with the Amended and Restated Agreement and Certificate of Limited Partnership. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the timing and amount of the Partnership's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Partnership's periodic cash distribution payments. Further, the outcome of the Class Action Lawsuit described above could effect the ability of the Partnership to collect all of its contracted future minimum lease payments and remarketing proceeds, as well as the amount and timing of future cash distributions to the Partners.

    Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $170,607. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $162,077, and the General Partner was allocated 5%, or $8,530. The third quarter 1998 cash distribution was paid on October 15, 1998.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

By:        AFG Leasing VI Incorporated, a
           Massachusetts
           corporation and the General Partner of
           the Registrant.

By:        /s/ MICHAEL J. BUTTERFIELD
           ------------------------------------------
           Michael J. Butterfield
           Treasurer of AFG Leasing VI Incorporated
           (Duly Authorized Officer and
           Principal Accounting Officer)

Date:      November 13, 1998
           ------------------------------------------

By:        /s/ GARY M. ROMANO
           ------------------------------------------
           Gary M. Romano
           Clerk of AFG Leasing VI Incorporated
           (Duly Authorized Officer and
           Principal Financial Officer)

Date:      November 13, 1998
           ------------------------------------------