Form 10-Q
period 1999-06-30
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1999-08-13
CIK 847560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________________________

                               ______________

For Quarter Ended June 30, 1999                      Commission File No. 0-19135

                American Income Partners V-D Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                     04-3090151
-------------------------------                        -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

88 Broad Street Street, Boston, MA                            02110
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      (617) 854-5800
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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION:                                            PAGE
                                                                           ----
    Item 1.   Financial Statements

       Statement of Financial Position
          at June 30, 1999 and December 31, 1998                             3

       Statement of Operations
          for the three and six months ended June 30, 1999 and 1998          4

       Statement of Cash Flows
          for the six months ended June 30, 1999 and 1998                    5

       Notes to the Financial Statements                                  6-10

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11-15

PART II.  OTHER INFORMATION:

    Items 1 - 6                                                             16

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1999 and December 31, 1998

                                   (Unaudited)

                                                          June 30,     December 31,
                                                           1999           1998
                                                        -----------    -----------

ASSETS

Cash and cash equivalents                               $ 3,908,914    $ 3,761,322

Rents receivable                                              9,106         38,480

Accounts receivable - affiliate                              27,623         25,840

Equipment at cost, net of accumulated depreciation
  of $1,315,459 and $1,670,057 at June 30, 1999
  and December 31, 1998, respectively                       174,956        207,237
                                                        -----------    -----------

      Total assets                                      $ 4,120,599    $ 4,032,879
                                                        ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                     $   202,077    $   258,500
Accrued liabilities - affiliate                              60,444          6,112
Deferred rental income                                          113           --
Cash distributions payable to partners                       56,869         56,869
                                                        -----------    -----------

      Total liabilities                                     319,503        321,481
                                                        -----------    -----------

Partners' capital (deficit):
  General Partner                                          (341,998)      (346,483)
  Limited Partnership Interests
  (480,227 Units; initial purchase price of $25 each)     4,143,094      4,057,881
                                                        -----------    -----------

      Total partners' capital                             3,801,096      3,711,398
                                                        -----------    -----------

      Total liabilities and partners' capital           $ 4,120,599    $ 4,032,879
                                                        ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                               Three Months         Six Months
                                              Ended June 30,       Ended June 30,
                                              1999       1998      1999       1998
                                            --------   --------   --------   --------

Income:

    Lease revenue                           $ 67,308   $ 95,622   $131,167   $189,122

    Interest income                           49,256     34,297     89,825     70,922

    Gain on sale of equipment                134,103    646,599    148,603    655,199
                                            --------   --------   --------   --------

         Total income                        250,667    776,518    369,595    915,243
                                            --------   --------   --------   --------


Expenses:

    Depreciation                              16,140     36,331     32,281     83,241

    Equipment management fees - affiliate      2,730      4,145      5,287      8,184

    Operating expenses - affiliate            86,059    358,808    128,591    391,029
                                            --------   --------   --------   --------

         Total expenses                      104,929    399,284    166,159    482,454
                                            --------   --------   --------   --------


Net income                                  $145,738   $377,234   $203,436   $432,789
                                            ========   ========   ========   ========


Net income
   per limited partnership unit             $   0.29   $   0.75   $   0.40   $   0.86
                                            ========   ========   ========   ========

Cash distributions declared
   per limited partnership unit             $   0.11   $   0.11   $   0.23   $   0.23
                                            ========   ========   ========   ========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                              1999           1998
                                                           -----------    -----------

Cash flows from (used in) operating activities:
Net income                                                 $   203,436    $   432,789

Adjustments to reconcile net income
   to net cash from (used in) operating activities:
     Depreciation                                               32,281         83,241
     Gain on sale of equipment                                (148,603)      (655,199)

Changes in assets and liabilities
   Decrease (increase) in:
     Rents receivable                                           29,374         (1,136)
     Accounts receivable - affiliate                            (1,783)      (918,190)
   Increase (decrease) in:
     Accrued liabilities                                       (56,423)       264,661
     Accrued liabilities - affiliate                            54,332        (11,373)
     Deferred rental income                                        113            (20)
                                                           -----------    -----------

            Net cash from (used in) operating activities       112,727       (805,227)
                                                           -----------    -----------

Cash flows from investing activities:
   Proceeds from equipment sales                               148,603        927,777
                                                           -----------    -----------

            Net cash from investing activities                 148,603        927,777
                                                           -----------    -----------

Cash flows used in financing activities:
   Distributions paid                                         (113,738)      (113,738)
                                                           -----------    -----------

            Net cash used in financing activities             (113,738)      (113,738)
                                                           -----------    -----------

Net increase in cash and cash equivalents                      147,592          8,812

Cash and cash equivalents at beginning of period             3,761,322      2,772,762
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $ 3,908,914    $ 2,781,574
                                                           ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 have been made and are reflected.

NOTE 2 - CASH AND CASH EQUIVALENTS

     At June 30, 1999, the Partnership had $3,794,534 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $192,831 are due as follows:

     For the year ending June 30,  2000          $ 100,728
                                   2001             88,428
                                   2002              3,675
                                                 ---------

                                  Total          $ 192,831
                                                 =========

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

                                            Remaining
                                           Lease Term           Equipment
             Equipment Type                   (Months)           At Cost
------------------------------             ----------           ---------

Materials handling                               0-14             521,809
Trailers/intermodal containers                  24-25             357,886
Communications                                      0             229,633
Research and test                                   0             105,805
Manufacturing                                       0              95,460
Construction and mining                          0-22              67,388
Motor vehicles                                      0              64,367
Tractors and heavy duty trucks                      0              46,921
Computers and peripherals                           0               1,146
                                                             ------------

                                 Total equipment cost           1,490,415

                             Accumulated depreciation          (1,315,459)
                                                             ------------
           Equipment, net of accumulated depreciation        $    174,956
                                                             ============

     At June 30, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $171,719, representing approximately 12% of total equipment cost.

     At June 30, 1999, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                   1999                1998
                                                 -----------         ----------
     Equipment management fees                   $     5,287         $     8,184
     Administrative charges                           61,805              30,882
     Reimbursable operating expenses
         due to third parties                         66,786             360,147
                                                ------------        ------------

                                    Total        $   133,878         $   399,213
                                                 ===========         ===========

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1999, the Partnership was owed $27,623 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $21,000 and $15,000, respectively.

NOTE 6 - LEGAL PROCEEDINGS

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit".

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order").

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

     The settlement of the second sub-class is premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved. In addition, EFG would contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate as a finance

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


company specializing in the acquisition, financing and servicing of equipment leases for its own account and for the account of others on a contract basis. Newco also would use its best efforts to list its shares on the NASDAQ National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation will be presented in a Solicitation Statement that will be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process is completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998 and remains pending. Class members will be notified of the actual fairness hearing date when it is confirmed.

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

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments. To date, the General Partner has not authorized new investment activities involving the Partnership.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $82,000 all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $215,000, all of which also was accrued and expensed by the Partnership in 1998.

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order permits the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     There can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of American Income Partners V-D Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements and the remarketing of the Partnership's equipment.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried indicated that their systems would be Year 2000 compliant by the end of 1998.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

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

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Partnership recognized lease revenue of $67,308 and $131,167, respectively, compared to $95,622 and $189,122 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     For the three months ended June 30, 1999 the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $134,103 compared to a net gain of $646,599 on equipment having a net book value of $272,578 for the same period in 1998.

     For the six months ended June 30, 1999 the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $148,603 compared to a net gain of $655,199 on equipment having a net book value of $272,578 for the same period in 1998.

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

     The total economic value realized for each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense was $16,140 and $32,281 for the three and six months ended June 30, 1999, respectively, compared to $36,331 and $83,241 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4% of lease revenue for each of the three and six months ended June 30, 1999 compared to 4.3% of lease revenue for each of the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $86,059 and $128,591 for the three and six months ended June 30, 1999, respectively, compared to $358,808 and $391,029 for the same periods in 1998. Operating expenses in 1999 include an adjustment for 1998 actual administrative charges and third party costs of approximately $36,000. During 1998, the Partnership accrued $271,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 6 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash inflow of $112,727 and a net cash outflow of $805,227 for the six months ended June 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1999, the Partnership realized $148,603 in equipment sale proceeds compared to $927,777 for the same period in 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At June 30, 1999, the Partnership was due aggregate future minimum lease payments of $192,831 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will have cash needs to pay management fees and operating expenses.

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

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $113,738. In accordance with the Restated Agreement, as amended, the Recognized Owners were allocated 95% of these distributions, or $108,051 and the General Partner was allocated 5%, or $5,687. The second quarter 1999 cash distribution was paid on July 15, 1999.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the second quarter of 1999. The proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.

                        By:   /s/ Michael J. Butterfield
                              -------------------------------------------------
                              Michael J. Butterfield
                              Treasurer of AFG Leasing IV Incorporated
                              (Duly Authorized Officer and
                              Principal Accounting Officer)

                        Date: August 13, 1999
                              -------------------------------------------------


                        By:   /s/ Gary Romano
                              -------------------------------------------------
                              Gary M. Romano
                              Clerk of AFG Leasing IV Incorporated
                              (Duly Authorized Officer and
                              Principal Financial Officer)

                        Date: August 13, 1999
                              -------------------------------------------------