Form 10-Q
period 1999-09-30
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 1999-11-12
CIK 847560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1999
                              -------------------------------------------------
                                       OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -------------------------
                              ----------------------


For Quarter Ended September 30, 1999                Commission File No. 0-19135


                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                  04-3090151
----------------------------------                           ------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

88 BROAD STREET STREET, BOSTON, MA                              02110
------------------------------------                       --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code      (617) 854-5800
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

                                    FORM 10-Q

                                      INDEX




PART I.  FINANCIAL INFORMATION:                                                                      PAGE


    Item 1.   Financial Statements

       Statement of Financial Position
          at September 30, 1999 and December 31, 1998                                                  3

       Statement of Operations
          for the three and nine months ended September 30, 1999 and 1998                              4

       Statement of Cash Flows
          for the nine months ended September 30, 1999 and 1998                                        5

       Notes to the Financial Statements                                                            6-10


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  11-14


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                                       15


                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)

                                                                                        September 30,       December 31,
                                                                                            1999                1998
                                                                                        ------------        ------------
ASSETS

Cash and cash equivalents                                                              $  3,871,503        $  3,761,322

Rents receivable                                                                              8,717              38,480

Accounts receivable - affiliate                                                              16,806              25,840

Equipment at cost, net of accumulated depreciation
  of $1,124,225 and $1,670,057 at September 30, 1999
  and December 31, 1998, respectively                                                       158,815             207,237
                                                                                   ----------------    ----------------

      Total assets                                                                     $  4,055,841        $  4,032,879
                                                                                   ================    ================


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                                                    $    171,023        $    258,500
Accrued liabilities - affiliate                                                               8,761               6,112
Cash distributions payable to partners                                                       56,869              56,869
                                                                                   ----------------    ----------------

      Total liabilities                                                                     236,653             321,481
                                                                                   ----------------    ----------------

Partners' capital (deficit):
  General Partner                                                                          (341,093)           (346,483)
  Limited Partnership Interests
  (480,227 Units; initial purchase price of $25 each)                                     4,160,281           4,057,881
                                                                                   ----------------    ----------------

      Total partners' capital                                                             3,819,188           3,711,398
                                                                                   ----------------          ----------

      Total liabilities and partners' capital                                         $   4,055,841       $   4,032,879
                                                                                   ================    ================


                 The accompanying notes are an integral part
                        of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)



                                                                      Three Months                          Nine Months
                                                                  Ended September 30,                   Ended September 30,
                                                                1999               1998              1999               1998
                                                           --------------     --------------    --------------     --------------

Income:

    Lease revenue                                         $    53,406       $     68,902      $    184,573        $   258,024

    Interest income                                            48,635             47,528           138,460            118,450

    Gain on sale of equipment                                  26,320                 --           174,923            655,199
                                                      ---------------    ---------------   ---------------    ---------------

         Total income                                         128,361            116,430           497,956          1,031,673
                                                      ---------------    ---------------   ---------------    ---------------


Expenses:

    Depreciation                                               16,141             16,141            48,422             99,382

    Equipment management fees - affiliate                       2,025              2,810             7,312             10,994

    Operating expenses - affiliate                             35,234             39,321           163,825            430,350
                                                      ---------------    ---------------   ---------------    ---------------

         Total expenses                                        53,400             58,272           219,559            540,726
                                                      ---------------    ---------------   ---------------    ---------------


Net income                                                $    74,961       $     58,158      $    278,397        $   490,947
                                                      ===============    ===============   ===============    ===============


Net income
   per limited partnership unit                          $      0.15        $       0.12      $       0.55        $      0.97
                                                      ==============     ===============     ==============     ===============

Cash distributions declared
   per limited partnership unit                          $      0.11        $       0.11      $       0.34        $      0.34
                                                      ==============     ===============     ==============     ===============


                 The accompanying notes are an integral part
                        of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                                        1999                   1998
                                                                                    -------------          -------------

Cash flows from (used in) operating activities:
Net income                                                                       $     278,397          $     490,947

Adjustments to reconcile net income
to net cash from operating activities:
     Depreciation                                                                       48,422                 99,382
     Gain on sale of equipment                                                        (174,923)              (655,199)

Changes in assets and liabilities
Decrease in:
     Rents receivable                                                                   29,763                 12,400
     Accounts receivable - affiliate                                                     9,034                 13,157
   Increase (decrease) in:
     Accrued liabilities                                                               (87,477)               264,300
     Accrued liabilities - affiliate                                                     2,649                 (6,194)
     Deferred rental income                                                                 --                    (20)
                                                                                 -------------          -------------

            Net cash from operating activities                                         105,865                218,773
                                                                                 -------------          -------------

Cash flows from investing activities:
   Proceeds from equipment sales                                                       174,923                927,777
                                                                                 -------------          -------------

            Net cash from investing activities                                         174,923                927,777
                                                                                 -------------          -------------

Cash flows used in financing activities:
   Distributions paid                                                                 (170,607)              (170,607)
                                                                                 -------------          -------------

            Net cash used in financing activities                                     (170,607)              (170,607)
                                                                                 -------------          -------------

Net increase in cash and cash equivalents                                              110,181                975,943

Cash and cash equivalents at beginning of period                                     3,761,322              2,772,762
                                                                                 -------------          -------------

Cash and cash equivalents at end of period                                       $   3,871,503          $   3,748,705
                                                                                 =============          =============


                 The accompanying notes are an integral part
                        of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------

     At September 30, 1999, American Income Partners V-D Limited Partnership (the "Partnership") had $3,756,447 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION
----------------------------

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 regarding the Class Action Lawsuit. Future minimum rents of $165,861 are due as follows:

     For the year ending September 30, 2000               $   96,203
                                       2001                   69,658
                                                        ------------

                                      Total               $  165,861
                                                      ==============


NOTE 4 - EQUIPMENT
------------------

     The following is a summary of equipment owned by the Partnership at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



                                                                Remaining
                                                                Lease Term                        Equipment
    EQUIPMENT TYPE                                               (MONTHS)                          AT COST
-----------------------------                                   -----------                      -----------
Materials handling                                                 0-11                        $   500,110
Trailers/intermodal containers                                    21-22                            357,886
Research and test                                                     3                            105,805
Manufacturing                                                         0                             95,460
Communications                                                        0                             80,063
Motor vehicles                                                        0                             64,367
Tractors and heavy duty trucks                                        0                             46,921
Construction and mining                                              19                             31,282
Computers and peripherals                                             0                              1,146
                                                                                           ---------------

                                                   Total equipment cost                          1,283,040

                                               Accumulated depreciation                         (1,124,225)
                                                                                           ---------------
                             Equipment, net of accumulated depreciation                    $       158,815
                                                                                           ===============


     At September 30, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $171,719, representing approximately 13% of total equipment cost.

     At September 30, 1999, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                     1999                    1998
                                                              ---------------          --------------

     Equipment management fees                             $         7,312         $        10,994
     Administrative charges                                         81,593                  46,323
     Reimbursable operating expenses
         due to third parties                                       82,232                 384,027
                                                             ----------------        ----------------

                                    Total                  $       171,137         $       441,344
                                                             ===============         ===============


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1999, the Partnership was owed $16,806 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1999.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $21,000 and $15,000, respectively.


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

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remains pending due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


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

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution that is part of the proposed settlement and Consolidation.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


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

YEAR 2000 ISSUE
---------------

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE
-----------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1998:
--------------------------------

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

RESULTS OF OPERATIONS
---------------------

     For the three and nine months ended September 30, 1999, the Partnership recognized lease revenue of $53,406 and $184,573, respectively, compared to $68,902 and $258,024 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     For the three months ended September 30, 1999, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $26,320. There were no equipment sales during the three months ended September 30, 1998.

     For the nine months ended September 30, 1999, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $174,923 compared to a net gain of $655,199 on equipment having a net book value of $272,578 for the same period in 1998.

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

     Depreciation expense was $16,141 and $48,422 for the three and nine months ended September 30, 1999, respectively, compared to $16,141 and $99,382 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4% of lease revenue for each of the three and nine months ended September 30, 1999 compared to 4.1% and 4.3% of lease revenue for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $35,234 and $163,825 for the three and nine months ended September 30, 1999, respectively, compared to $39,321 and $430,350 for the same periods in 1998. Operating expenses in 1999 include an adjustment for 1998 actual administrative charges and third party costs of approximately $36,000. During 1998, the Partnership accrued $271,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 6 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS
------------------------------------------------------------

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $105,865 and $218,773 for the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999, the Partnership realized $174,923 in equipment sale proceeds compared to $927,777 for the same period in 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At September 30, 1999, the Partnership was due aggregate future minimum lease payments of $165,861 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $170,607. In accordance with the Restated Agreement, as amended, the Recognized Owners were allocated 95% of these distributions, or $162,077 and the General Partner was allocated 5%, or $8,530. The third quarter 1999 cash distribution was paid on October 15, 1999.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the third quarter of 1999. The proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies.

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



                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP


                  By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:      /s/  MICHAEL J. BUTTERFIELD
                    ---------------------------------------------------
                           Michael J. Butterfield
                           Treasurer of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Accounting Officer)


                  Date:    NOVEMBER 12, 1999
                       ------------------------------------------------


                 By:      /s/  GARY ROMANO
                    ----------------------------------------------------
                          Gary M. Romano
                          Clerk of AFG Leasing IV Incorporated
                          (Duly Authorized Officer and
                          Principal Financial Officer)


                 Date:    NOVEMBER 12, 1999
                      ---------------------------------------------------