Form 10-Q
period 2000-09-30
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 2000-11-14
CIK 847560

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                   FORM 10-Q

                                     INDEX

                                                                                           Page
                                                                                          ------
PART I.   FINANCIAL INFORMATION:


            Item 1.  Financial Statements

                     Statement of Financial Position
                       at September 30, 2000 and December 31, 1999.......................       3

                     Statement of Operations
                       for the three and nine months ended September 30, 2000 and 1999...       4

                     Statement of Cash Flows
                       for the nine months ended September 30, 2000 and 1999.............       5

                     Notes to the Financial Statements...................................     6-9

            Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.............................................   10-13

PART II.   OTHER INFORMATION:

            Items 1-6....................................................................      14

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                   September 30,          December 31,
                                                                                       2000                   1999
                                                                                       ----                   ----
ASSETS
Cash and cash equivalents................................................           $1,218,273             $3,878,824
Rents receivable.........................................................                8,523                  6,821
Accounts receivable--affiliate...........................................               12,068                 41,585
Investment in real estate venture........................................            2,668,238                      -
Equipment at cost, net of accumulated depreciation of $1,013,646 and
 $1,026,150 at September 30, 2000 and December 31, 1999, respectively....               85,578                142,675
                                                                                    ----------             ----------
        Total assets.....................................................           $3,992,680             $4,069,905
                                                                                    ==========             ==========


LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities......................................................           $  230,679             $  224,936
Accrued liabilities--affiliate...........................................               20,448                  7,713
Cash distributions payable to partners...................................                    -                 56,869
                                                                                    ----------             ----------
        Total liabilities................................................              251,127                289,518
                                                                                    ----------             ----------
Partners' capital (deficit):
  General Partner........................................................             (344,976)              (343,034)
  Limited Partnership Interests (480,227 Units; initial purchase
  price of $25 each).....................................................            4,086,529              4,123,421
                                                                                    ----------             ----------
        Total partners' capital..........................................            3,741,553              3,780,387
                                                                                    ----------             ----------
        Total liabilities and partners' capital..........................           $3,992,680             $4,069,905
                                                                                    ==========             ==========

  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                          For the three months ended              For the nine months ended
                                                                September 30,                           September 30,
                                                            2000               1999                2000               1999
                                                          --------           --------            --------           --------
Income:
  Lease revenue........................................    $ 45,424           $ 53,406            $148,261           $184,573
  Interest income......................................      19,619             48,635              82,279            138,460
  Gain on sale of equipment............................       5,244             26,320               8,944            174,923
                                                           --------           --------            --------           --------
         Total income..................................      70,287            128,361             239,484            497,956
                                                           --------           --------            --------           --------
Expenses:
  Depreciation.........................................      15,616             16,141              47,898             48,422
  Equipment management fees--affiliate.................       1,656              2,025               5,526              7,312
  Operating expenses--affiliate........................      89,748             35,234             163,132            163,825
  Partnership's share of unconsolidated real
    estate venture's loss..............................      44,260                  -              61,762                  -
                                                           --------           --------            --------           --------
         Total expenses................................     151,280             53,400             278,318            219,559
                                                           --------           --------            --------           --------

Net (loss) income......................................    $(80,993)          $ 74,961            $(38,834)          $278,397
                                                           ========           ========            ========           ========
Net (loss) income per limited partnership unit.........    $  (0.16)          $   0.15            $  (0.08)          $   0.55
                                                           ========           ========            ========           ========
Cash distributions declared per limited
  partnership unit.....................................    $      -           $   0.11            $      -           $   0.34
                                                           ========           ========            ========           ========

  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                    2000                   1999
                                                                                -----------             ----------
Cash flows provided by (used in) operating activities:
Net (loss) income............................................................   $   (38,834)            $  278,397
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation.............................................................        47,898                 48,422
    Gain on sale of equipment................................................        (8,944)              (174,923)
    Partnership's share of unconsolidated real estate venture's loss.........        61,762                      -
Changes in assets and liabilities
  Decrease (increase) in:
    Rents receivable.........................................................        (1,702)                29,763
    Accounts receivable--affiliate...........................................        29,517                  9,034
  Increase (decrease) in:
    Accrued liabilities......................................................         5,743                (87,477)
    Accrued liabilities--affiliate...........................................        12,735                  2,649
                                                                                -----------             ----------
        Net cash provided by operating activities............................       108,175                105,865
                                                                                -----------             ----------


Cash flows provided by (used in) investing activities:
  Proceeds from equipment sales..............................................        18,143                174,923
  Investment in real estate venture..........................................    (2,730,000)                     -
                                                                                -----------             ----------
        Net cash (used in) provided by investing activities..................    (2,711,857)               174,923
                                                                                -----------             ----------


Cash flows used in financing activities:
  Distributions paid.........................................................       (56,869)              (170,607)
                                                                                -----------             ----------
        Net cash used in financing activities................................       (56,869)              (170,607)
                                                                                -----------             ----------

Net (decrease) increase in cash and cash equivalents.........................    (2,660,551)               110,181
Cash and cash equivalents at beginning of period.............................     3,878,824              3,761,322
                                                                                -----------             ----------
Cash and cash equivalents at end of period...................................   $ 1,218,273             $3,871,503
                                                                                ===========             ==========

  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

     At September 30, 2000, American Income Partners V-D Limited Partnership (the ``Partnership'') had $1,100,075 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership (``EFG'') would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also see
Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $111,117 are due as follows:

        For the year ending September 30,
              2001............................  $ 84,032
              2002............................    15,185
              2003............................    11,900
                                                --------
              Total...........................  $111,117
                                                ========

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

Note 4--Equipment

     The following is a summary of equipment owned by the Partnership at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                         Remaining
                                         Lease Term            Equipment,
          Equipment Type                  (Months)              at Cost
          --------------                  --------              -------
Materials handling...............           0-15             $  350,638
Trailers/intermodal containers...           9-10                323,542
Research and test................              0                105,805
Manufacturing....................             34                 95,460
Communications...................              0                 80,063
Motor vehicles...................             34                 64,367
Tractors and heavy duty trucks...             34                 46,921
Construction and mining..........              7                 31,282
Computers and peripherals........              0                  1,146
                                                             ----------
                                   Total equipment cost       1,099,224
                                   Accumulated depreciation   1,013,646
                                                             ----------
                                   Equipment, net of
                                   accumulated depreciation  $   85,578
                                                             ==========

     At September 30, 2000, the Partnership's equipment portfolio included equipment having a proportionate original cost of $137,375, representing approximately 12% of total equipment cost.

     The summary above includes fully-depreciated equipment held for re-lease or sale with an original cost of approximately $106,000. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

Note 5--Investment in Real Estate Venture

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the ``Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC (``Echelon Residential Holdings''), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

     The Partnership's participation in the loan is $2,730,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, six Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

Note 5--Investment in Real Estate Venture (continued)

     Using the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants (``AICPA'') in February 1986 entitled ``ADC Arrangements'' (the ``Third Notice''), the Partnership has evaluated this investment to determine whether loan, joint venture or real estate accounting is appropriate. Such determination affects the Partnership's balance sheet classification of the investment and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential awards as those of owners or joint ventures. Emerging Issues Task Force (``EITF'') 86-21, ``Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property'' expanded the applicability of the Third Notice to entities other than financial institutions.

     Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, ``Accounting for Investments in Real Estate Ventures'', the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

     The Partnership's accompanying financial statements as of and for the three and nine months ended September 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $44,260 and $61,762, respectively, and is reflected on the Statement of Operations as ``Partnership's share of unconsolidated real estate venture's loss''.

     The summarized financial information for Echelon Residential Holdings as of September 30, 2000 and for the period March 8, 2000 (commencement of operations) through September 30, 2000 is as follows:

                                                (Unaudited)
                                                -----------

             Total assets.................      $63,457,759
             Total liabilities............      $64,221,109
             Total deficit................      $  (763,350)

             Total revenues...............      $ 1,565,618
             Total expenses...............      $ 5,109,324
             Net loss.....................      $(3,543,706)

               AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

Note 6--Related Party Transactions

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                  For the nine months ended
                                                                        September 30,
                                                                      2000              1999
                                                                  --------          --------
Equipment management fees.....................................    $  5,526          $  7,312
Administrative charges........................................      53,742            81,593
Reimbursable operating expenses due to third parties..........     109,390            82,232
                                                                  --------          --------
    Total.....................................................    $168,658          $171,137
                                                                  ========          ========

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2000, the Partnership was owed $12,068 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2000.

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

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

Results of Operations

     For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $45,424 and $148,261, respectively, compared to $53,406 and $184,573, respectively, for the same periods in 1999. The decrease in lease revenue between 1999 and 2000 resulted primarily from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

     Interest income for the three and nine months ended September 30, 2000 was $19,619 and $82,279, respectively, compared to $48,635 and $138,460 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $2,730,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     During the three and nine months ended September 30, 2000, the Partnership sold equipment having an aggregate net book value of $9,199 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $5,244 and $8,944, respectively.

     During the three and nine months ended September 30, 1999, the Partnership sold fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $26,320 and $174,923, respectively.

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

     Depreciation expense was $15,616 and $47,898, respectively, for the three and nine months ended September 30, 2000 compared to $16,141 and $48,422, respectively, for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were $1,656 and $5,526, respectively, for the three and nine month periods ended September 30, 2000, compared to $2,025 and $7,312, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $89,748 and $163,132, respectively, for the three and nine months ended September 30, 2000 compared to $35,234 and $163,825, respectively, for the same periods in 1999. Operating expenses in 2000 include approximately $40,000 of costs incurred in connection with the Class Action Lawsuit discussed in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report. Operating expenses in 1999 included an adjustment for 1998 actual administrative charges and third-party costs of approximately $36,000. Operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

     For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings were $44,260 and $61,762, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $108,175 and $105,865 during the nine months ended September 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2000 and 1999, the Partnership realized equipment sale proceeds of $18,143 and $174,923, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At September 30, 2000, the Partnership had aggregate future minimum lease payments of $111,117 from contractual lease agreements (see Note 3 to the financial statements herein). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

     As discussed in Note 5 to the Partnership's financial statements herein, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the
Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

     Cash distributions to the General Partner and Recognized Owners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the nine months ended September 30, 2000.

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes generally referred to as permanent or timing differences. See
Note 5 to the financial statements presented in the Partnership's 1999 Annual Report. For instance, selling commissions, organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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


                        Date: November 14, 2000