Form 10-Q/A
period 2001-06-30
AMERICAN INCOME PARTNERS V D LTD PARTNERSHIP
filed 2001-11-14
CIK 847560

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

                                EXPLANATORY NOTE


After American Income Partners V-D Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $2,730,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $62,855 and $118,882, and $14,831 and $17,502, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $62,855 and $118,882, respectively, previously recorded during the three and six months ended June 30, 2001 and $14,831 and $17,502, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $108,515 during the six months ended June 30, 2001 and $98,668 and $124,148, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $238,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $443,080 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $619,100 and $454,558, respectively, or $1.22 and $0.90, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $113,499 and $141,650, respectively, or $0.22 and $0.28, per limited partnership unit.

As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:

                         As of and for the Three Months Ended
                                       June 30, 2001


                                                           As
                                                       Previously       As
                                                        Reported     Restated
                                                      ------------  -----------
Statement of Operations
Income

Lease revenue                                         $    33,156   $   33,156
Interest income                                            13,478       13,478
Gain on sale of equipment                                   7,500        7,500
                                                      ------------  -----------
     Total income                                          54,134       54,134
                                                      ------------  -----------

Expenses

Depreciation                                               14,569       14,569
Equipment management fees - affiliate                       1,083        1,083
Operating expenses - affiliate                            108,623      108,623
Write-down of impaired loan and interest receivable             -      681,955
Partnership's share of unconsolidated
  real estate venture's loss                               62,855            -
                                                      ------------  -----------
Total expenses                                            187,130      806,230

Net loss                                              $  (132,996)  $ (752,096)
                                                      ============  ===========
Net loss per limited partnership unit                 $     (0.26)  $    (1.49)
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 3,611,952   $3,699,176
                                                      ============  ===========

Total liabilities                                     $   235,504   $  235,504
Partners' capital (deficit)
   General Partner                                       (363,231)    (358,870)
   Limited Partnership Interests                        3,739,679    3,822,542
                                                      ------------  -----------
Total partners' capital                               $ 3,376,448   $3,463,672
                                                      ============  ===========

                          As of and for the Six Months Ended
                                       June 30, 2001

                                                           As
                                                       Previously       As
Statement of Operations                                 Reported     Restated
                                                      ------------  -----------
Income

Lease revenue                                         $    68,019   $   68,019
Interest income                                            25,741       25,741
Interest income - loan receivable                               -      108,515
Gain on sale of equipment                                   7,500        7,500
                                                      ------------  -----------
  Total income                                            101,260      209,775
                                                      ------------  -----------

Expenses

Depreciation                                               29,138       29,138
Equipment management fees - affiliate                       2,251        2,251
Operating expenses - affiliate                            186,887      186,887
Write-down of impaired loan and interest receivable             -      681,955
Partnership's share of unconsolidated
  real estate venture's loss                              118,882            -
                                                      ------------  -----------
  Total expenses                                          337,158      900,231
                                                      ------------  -----------

Net loss                                              $  (235,898)  $ (690,456)
                                                      ============  ===========
Net loss per limited partnership unit                 $     (0.47)  $    (1.37)
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 3,611,952   $3,699,176
                                                      ============  ===========
Total liabilities                                     $   235,504   $  235,504
Partners' capital (deficit)
   General Partner                                       (363,231)    (358,870)
   Limited Partnership Interests                        3,739,679    3,822,542
                                                      ------------  -----------
Total partners' capital                               $ 3,376,448   $3,463,672
                                                      ============  ===========

                         As of and for the Three Months Ended
                                       June 30, 2000


                                               As
                                           Previously       As
                                            Reported     Restated
                                          ------------  -----------
Statement of Operations
Income

Lease revenue                             $    51,772   $   51,772
Interest income                                18,000       18,000
Interest income - loan receivable                   -       98,668
Interest income - affiliate                         -            -
Gain on sale of equipment                       3,700        3,700
                                          ------------  -----------
     Total income                              73,472      172,140
                                          ------------  -----------

Expenses

Depreciation                                   16,141       16,141
Equipment management fees - affiliate           1,953        1,953
Operating expenses - affiliate                 37,197       37,197
Partnership's share of unconsolidated
  real estate venture's loss                   14,831            -
                                          ------------  -----------
Total expenses                                 70,122       55,291

Net income                                $     3,350   $  116,849
                                          ============  ===========
Net income per limited partnership unit   $      0.01   $     0.23
                                          ============  ===========



Balance Sheet Data:

Total assets                              $ 4,024,411   $4,166,061
                                          ============  ===========

Total liabilities                         $   201,865   $  201,865
Partners' capital (deficit)
   General Partner                           (340,926)    (333,844)
   Limited Partnership Interests            4,163,472    4,298,040
                                          ------------  -----------
Total partners' capital                   $ 3,822,546   $3,964,196
                                          ============  ===========

                          As of and for the Six Months Ended
                                       June 30, 2000

                                               As
                                           Previously       As
Statement of Operations                     Reported     Restated
                                          ------------  -----------
Income

Lease revenue                             $   102,837   $  102,837
Interest income                                62,660       62,660
Interest income - loan receivable                   -      124,148
Gain on sale of equipment                       3,700        3,700
                                          ------------  -----------
  Total income                                169,197      293,345
                                          ------------  -----------

Expenses

Depreciation                                   32,282       32,282
Equipment management fees - affiliate           3,870        3,870
Operating expenses - affiliate                 73,384       73,384
Partnership's share of unconsolidated
  real estate venture's loss                   17,502            -
                                          ------------  -----------
  Total expenses                              127,308      109,536
                                          ------------  -----------

Net income                                $    42,159   $  183,809
                                          ============  ===========
Net income per limited partnership unit   $      0.08   $     0.36
                                          ============  ===========



Balance Sheet Data:

Total assets                              $ 4,024,411   $4,166,061
                                          ============  ===========
Total liabilities                         $   201,865   $  201,865
Partners' capital (deficit)
   General Partner                           (340,926)    (333,844)
   Limited Partnership Interests            4,163,472    4,298,040
                                          ------------  -----------
Total partners' capital                   $ 3,822,546   $3,964,196
                                          ============  ===========

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                                      INDEX



PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements (Restated):

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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,      December 31,
 .                                                              2001            2000
 .                                                            Restated        Restated
ASSETS                                                     (See Note 1)    (See Note 1)
                                                           -------------  --------------

Cash and cash equivalents                                  $  1,141,051   $   1,226,359
Rents receivable                                                      -          10,731
Accounts receivable - affiliate                                  18,566          12,809
Prepaid expenses                                                  6,563               -
Interest receivable - loan, net of allowance of $443,080
  at June 30, 2001                                                    -         334,565
Loan receivable, net of allowance of $238,875
  at June 30, 2001                                            2,491,125       2,730,000
Equipment at cost, net of accumulated depreciation
  of $974,382 and $1,003,736 at June 30, 2001
  and December 31, 2000, respectively                            41,871          71,009
                                                           -------------  --------------

      Total assets                                         $  3,699,176   $   4,385,473
                                                           =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $    204,338   $     216,360
Accrued liabilities - affiliate                                  31,166          14,985
                                                           -------------  --------------
     Total liabilities                                          235,504         231,345
                                                           -------------  --------------

Partners' capital (deficit):
   General Partner                                             (358,870)       (324,347)
   Limited Partnership Interests
   (480,227 Units; initial purchase price of $25 each)        3,822,542       4,478,475
                                                           -------------  --------------
     Total partners' capital                                  3,463,672       4,154,128
                                                           -------------  --------------

     Total liabilities and partners' capital               $  3,699,176   $   4,385,473
                                                           =============  ==============











   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                    For the three months ended  For the nine months ended
 .                                                          September 30,              September 30,


 .                                                          2001           2000           2001           2000
 .                                                        Restated       Restated       Restated       Restated
                                                      -------------  -------------  -------------  -------------
INCOME                                                 (See Note 1)   (See Note 1)   (See Note 1)   (See Note 1)

Lease revenue                                         $     33,156   $     51,772   $     68,019   $    102,837
Interest income                                             13,478         18,000         25,741         62,660
Interest income - loan                                           -         98,668        108,515        124,148
Gain on sale of equipment                                    7,500          3,700          7,500          3,700
                                                      -------------  -------------  -------------  -------------
  Total income                                              54,134        172,140        209,775        293,345
                                                      -------------  -------------  -------------  -------------

EXPENSES

Depreciation                                                14,569         16,141         29,138         32,282
Equipment management fees - affiliate                        1,083          1,953          2,251          3,870
Operating expenses - affiliate                             108,623         37,197        186,887         73,384
Write-down of impaired loan and interest receivable        681,955              -        681,955              -
                                                      -------------  -------------  -------------  -------------
  Total expenses                                           806,230         55,291        900,231        109,536
                                                      -------------  -------------  -------------  -------------

Net income (loss)                                     $   (752,096)  $    116,849   $   (690,456)  $    183,809
                                                      =============  =============  =============  =============



Net income (loss) per limited partnership unit        $      (1.49)  $       0.23   $      (1.37)  $       0.36
                                                      =============  =============  =============  =============
Cash distributions declared
   per limited partnership unit                       $         --   $         --   $         --   $         --
                                                      =============  =============  =============  =============













   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                             2001           2000
 .                                                           Restated       Restated
                                                          -------------  -------------
 .                                                          (See Note 1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)                                         $   (690,456)  $    183,809
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                  29,138         32,282
  Gain on sale of equipment                                     (7,500)        (3,700)
  Write-down of impaired loan and interest receivable          681,955              -
Changes in assets and liabilities:
  Rents receivable                                              10,731              -
  Accounts receivable - affiliate                               (5,757)        30,155
  Prepaid expenses                                              (6,563)             -
  Interest receivable - loan                                  (108,515)      (124,148)
  Accrued liabilities                                          (12,022)       (29,843)
  Accrued liabilities - affiliate                               16,181           (941)
                                                          -------------  -------------
    Net cash provided by (used in) operating activities        (92,808)        87,614
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                    7,500          3,700
Issuance of loan receivable                                          -     (2,730,000)
                                                          -------------  -------------
    Net cash provided by (used in) investing activities          7,500     (2,726,300)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Distributions paid                                                   -        (56,869)
                                                          -------------  -------------
    Net cash used in financing activities                            -        (56,869)
                                                          -------------  -------------

Net decrease in cash and cash equivalents                      (85,308)    (2,695,555)
Cash and cash equivalents at beginning of period             1,226,359      3,878,824
                                                          -------------  -------------
Cash and cash equivalents at end of period                $  1,141,051   $  1,183,269
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

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Partners V-D Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $2,730,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $62,855 and $118,882, and $14,831 and $17,502, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $62,855 and $118,882, respectively, previously recorded during the three and six months ended June 30, 2001 and $14,831 and $17,502, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $108,515 during the six months ended June 30, 2001 and $98,668 and $124,148, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $238,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $443,080 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $619,100 and $454,558, respectively, or $1.22 and $0.90, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $113,499 and $141,650, respectively, or $0.22 and $0.28, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No. 2 Form 10-K/A.

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


NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $1,041,403 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.

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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $62,855 and $118,882, respectively, previously recorded during the three and six months ended June 30, 2001 and $14,831 and $17,502, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $108,515 during the six months ended June 30, 2001 and $98,668 and $124,148, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $238,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $443,080 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $619,100 and $454,558, respectively, or $1.22 and $0.90, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $113,499 and $141,650, respectively, or $0.22 and $0.28, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000
----------------------

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

Interest income for the three and six month periods ended June 30, 2001 was $13,478 and $134,256, respectively, compared to $116,668 and $186,808, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $62,855 and $118,882, respectively, previously recorded during the three and six months ended June 30, 2001 and $14,831 and $17,502, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $108,515 during the six months ended June 30, 2001 and $98,668 and $124,148, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $238,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $443,080 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $681,955 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $619,100 and $454,558, respectively, or $1.22 and $0.90, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $113,499 and $141,650, respectively, or $0.22 and $0.28, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

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

Operating expense were $108,623 and $186,887, respectively, for the three and six month periods ended June 30, 2001 compared to $37,198 and $73,384, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in
Note 8 to the financial statements herein. Operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

At June 30, 2001, the Partnership had aggregate future minimum lease payments of $31,750 from contractual lease agreements (see Note 4 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

The outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


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

                AMERICAN INCOME PARTNERS V-D LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                           PART II.  OTHER INFORMATION






  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 8 to the financial statements herein.

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